Form 10QSB
period 2000-09-30
IBF VI GUARANTEED INCOME FUND
filed 2000-11-13
CIK 1077030

U.S. Securities and Exchange Commission

                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

/_/ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 333-71091



                     IBF VI - Secured Lending Corporation
                   ----------------------------------------
       (Exact name of Small Business Issuer as Specified in Its Charter)


                     Delaware                        52-2139510
      -------------------------------            -------------------
      (State or Other Jurisdiction of             (I.R.S. Employer
      Incorporation or Organization)             Identification No.)


                        1733 Connecticut Avenue, N.W.,
                            Washington, D.C. 20009
                    ---------------------------------------
                   (Address of Principal Executive Offices)

                                (202) 588-7500
                -----------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X__   No___

     Number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2000: 1,000 shares of Common Stock, $1.00 par value per share.

     Transitional Small Business Disclosure Format:

Yes ___ No_X__

                     IBF VI - SECURED LENDING CORPORATION

                        FORM 10-QSB September 30, 2000

                                     INDEX

                                                                        Page No.
                                                                        --------


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets.....................................................3

         Statements of Operations...........................................4

         Statement of Cash Flows............................................5

         Notes to Financial Statements......................................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................7

PART II  OTHER INFORMATION..................................................9

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

                        PART I   Financial Information

     Item 1.   Financial Statements

                     IBF VI -- SECURED LENDING CORPORATION
                       (A Development Stage Enterprise)

                                 BALANCE SHEET

                                                        September 30, 2000     December 31, 1999
                                                        ------------------     -----------------
                                                           (unaudited)             (audited)

                                    ASSETS
                                    ------
CURRENT ASSETS:
  Cash and cash equivalents                                   $   3,683           $ 189,122

DEBT ISSUANCE COSTS                                             648,365             180,322
                                                              ---------           ---------
                                                              $ 652,048           $ 369,444
                                                              =========           =========


                             STOCKHOLDER'S EQUITY
                             --------------------

COMMON STOCK, $1 par value, 1,000 shares authorized,          $   1,000           $   1,000
issued and outstanding

PAID IN CAPITAL                                               $ 720,372           $ 409,018

ACCUMULATED DEFICIT                                             (69,324)            (40,574)
                                                              ---------           ---------
                                                              $ 652,048           $ 369,444
                                                              =========           =========

                     IBF VI -- SECURED LENDING CORPORATION
                       (A Development Stage Enterprise)

                            STATEMENT OF OPERATIONS
                                  (unaudited)

                                             Three months ended      Nine months ended
                                             September 30, 2000      September 30, 2000
                                             ------------------      ------------------
REVENUE                                            $   --               $   --

EXPENSES
  General and administrative expenses              $ 10,513             $ 28,750
                                                   --------             --------
    Total expenses                                 $ 10,513             $ 28,750
                                                   --------             --------
NET LOSS:                                          $ 10,513             $ 28,750
                                                   --------             --------

Weighted average shares of common stock
outstanding                                           1,000                1,000
                                                   --------             --------

  Net loss per share                               $ (10.51)            $ (28.75)
                                                   ========             ========

                     IBF VI -- SECURED LENDING CORPORATION
                       (A Development Stage Enterprise)

                            STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                  Nine months ended
                                                                  September 30, 2000
                                                                  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                         $ (28,750)
                                                                      ---------
     Adjustments to reconcile net loss to net cash used
     in operating activities
         Debt issuance costs                                           (468,043)
                                                                      ---------

NET CASH USED BY OPERATIONS                                            (496,793)
                                                                      ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                       --

CASH PROVIDED BY FINANCING ACTIVITIES:
       Capital contributions                                            311,354
                                                                      ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                               311,354
                                                                      ---------

NET (DECREASE) INCREASE IN CASH                                        (185,439)
                                                                      ---------

CASH, beginning of the period                                           189,122
                                                                      ---------

CASH, end of the period                                               $   3,683
                                                                      =========

Supplemental disclosures of cash flow information:
   Taxes paid                                                         $    --
                                                                      =========
   Interest paid                                                      $    --
                                                                      =========



                     IBF VI -- SECURED LENDING CORPORATION
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

1. Basis of Presentation:

The accompanying unaudited financial statements of IBF VI- Secured Lending Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the period ended September 30, 2000 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's audited report, dated February 17, 2000 for the period June 8, 1998 (inception) through December 31, 1999.

2. The Company:

The Company engages in the business of purchasing, holding and disposing of debt and equity securities, instruments, or other ownership interest or assets issued by/owned by, as the case may be, individuals, corporation and other entities. The investments will usually take the form of debt securities or instruments and/or equity securities.

3. Income (Loss) Per Share:

The Company adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding for the period.

4. Capital Contributions:

InterBank Funding Corporation incurred $ 311,354 of expenditures on behalf of the Company.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with the Company's Financial Statements and the accompanying notes thereto included in
Item 1 of this Quarterly Report.

FORWARD LOOKING STATEMENTS

     When used in this Quarterly Report on Form 10-QSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "projected," or similar expressions are intended to identify "forward looking statements". Such statements are subject to certain risks and uncertainties, including but not limited to changes in interest rates, the Company's dependence on debt financings, securitizations and short-term warehouse loan facilities to fund its operations, the Company's ability to implement its growth strategy and fluctuations in operating results. Such factors, which are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, could affect the Company's financial performance and could cause the Company's actual results for future period to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.

BALANCE SHEET INFORMATION

     In August 2000, the Company went effective on its proposed public sale of certain unsecured current interest and accretion subordinated bonds (the "Bonds"). The Company has not closed escrow on its issuance of the Bonds and, therefore, has not commenced any lending or asset acquisition activities.

     The Company has no operating history. The Company currently has only nominal assets and has received no income. To date, the Company's expenses have related to its organization and expenses incurred in connection with the registration of the Bonds.

     In the future, the Company's revenues will be derived solely from its investments in residential and commercial mortgage loans, other real estate related assets and other commercial loans and short term investments. The Company's future expenses will increase substantially as the Bonds are sold and will include management fees under the management agreement with IBF Management Corp. ("IBF Management"), interest on the Bonds, interest on warehouse lines of credit and collateralized mortgage bonds and operating expenses such as attorney fees, marketing expenses and corporate income taxes.

     The principal sources of the Company's funds will be the proceeds of the Bonds, the proceeds of the private purchase by InterBank Funding Corporation ("InterBank"), the Company's parent company, of the Company's preferred stock described below and short and long-term borrowings collateralized by the mortgage loans and other real estate related assets and the investment revenues described above.

     Management expects that some of the loans made or acquired by the Company with the proceeds of the Bonds will generate revenue in the first year following the offering in amounts sufficient to cover interest expense on the bonds and operating expenses. After the payment of any senior obligations, revenue will be applied first to payment of interest on the Bonds and other expenses not covered by the management fee, and second to payment of the management fee to IBF Management. The management fee will be deferred if revenue is not sufficient to pay the fee after paying interest and other expenses.

     Provided at least the minimum amount of Bonds is sold, management believes the net proceeds will be adequate to implement its loan business and generate revenue sufficient to meet the interest and operating expenses of the Company without seeking additional financing. Fixed interest expense on the Bonds in the first year following the offering is not expected to exceed $5 million, and operating expenses, including the management fee, are not expected to exceed $1.1 million. If the maximum amount of bonds is sold in the offering and the Company is able to achieve its target return, gross revenue would be approximately $7.8 million, which management expects to be sufficient to meet the Company's obligations on the Bonds.

     InterBank is expected to acquire cumulative preferred stock in one or more private transactions during the period the Bonds are offered. The amount of the initial preferred stock sold to InterBank will be determined at the time an initial pool of mortgage loans is identified for purchase by the Company through its wholly owned subsidiary, IBF VI - Asset Securitization Corp. or "IBF VI SPV", and will equal the difference between the acquisition price of the mortgage loans and the proceeds the Company or IBF VI SPV expects to obtain through short-term warehouse financing or the issuance of collateralized mortgage bonds. The initial proceeds from the sale of preferred stock is expected to be between approximately $2.5 million and $5.0 million. In addition, InterBank may obtain additional preferred stock of the Company on future dates as may be required for the Company to make additional leveraged acquisitions.

     The Company's profits are likely to be adversely affected during any period of rapid changes, either upward or downward, in interest rates. Any future rise in interest rates may adversely affect the following:

o    borrower demand for the Company's lending products;

o    the Company's cost of funds;

o the spread between the rate of interest the Company receives on loans and interest rates the Company must pay under its outstanding credit facilities and debt securities; and

o the profit the Company will realize from offerings of collateralized mortgage bonds or sales of loans.

     Any future decrease in interest rates could also reduce the amounts which the Company may earn on the Company's newly originated loans. This could reduce the spread between the interest the Company earns on loans and the interest the Company pays under its outstanding credit facilities and the debt. A decline in interest rates could also decrease the size of the loan portfolio by increasing the level of prepayments, because borrowers tend to refinance as interest rates fall.

                           PART II Other Information

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities and Use of Proceeds - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K - None

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            IBF VI - SECURED LENDING CORPORATION



Date:  November 13, 2000                    By: /s/ Simon A. Hershon
                                                _____________________________
                                                Simon A. Hershon
                                                President