Form 10KSB
period 2000-12-31
IBF VI GUARANTEED INCOME FUND
filed 2001-03-30
CIK 1077030

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-KSB

        For Annual and Transition Reports to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

(Mark one)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the fiscal year ended December 31, 2000 or
                          -----------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (No fee required)

For the transition period from _______________________ to _______________

Commission file number  333-71091

                     IBF VI - Secured Lending Corporation

            (Exact Name of Registrant as Specified in its Charter)

             Delaware                                 52-2139510
             --------                                 ----------
  (State or Other Jurisdiction of                  (I.R.S. Employer
   Incorporation or Organization)                 Identification No.)

  1733 Connecticut Avenue, N.W.,
         Washington, D.C.                                20009
         ----------------                                -----
(Address of Principal Executive Offices)              (Zip Code)

      Registrant's Telephone Number, Including Area Code:(202)588-7500

          Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange
           Title of Each Class               on Which Registered

                   None                              N/A

              Securities registered pursuant to Section 12(g)of the Act:

   [[Current Interest Subordinated Bonds and Accretion Subordinated Bonds]]
   ------------------------------------------------------------------------
                               (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

     State issuer's revenues for its most recent fiscal year. [$0 ]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.] [The Current Interest Subordinated Bonds and the Accretion Subordinated Bonds are not traded in any market. Therefore, the Current Interest Subordinated Bonds and the Accretion Subordinated Bonds had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. None.

     Transitional Small Business Disclosure Format (check one): Yes ___ No X

     Documents incorporated by reference. None.

                               TABLE OF CONTENTS


                                    Part I
                                                                           Page
Item 1.  Description of Business..............................................4
Item 2.  Description of Property..............................................5
Item 3.  Legal Proceedings....................................................5
Item 4.  Submission of Matters to a Vote of Security Holders..................5

                                Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.............5
Item 6.  Management's Discussion and Analysis or Plan of Operation............5
Item 7.  Financial Statements.................................................7
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................8

                               Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act....................8
Item 10. Executive Compensation..............................................10
Item 11. Security Ownership of Certain Beneficial Owners and Management......10
Item 12. Certain Relationships and Related Transactions......................10
Item 13. Exhibits, List and Reports on Form 8-K..............................11

SIGNATURES...................................................................12

ITEM 1.  DESCRIPTION OF BUSINESS

     IBF VI - Secured Lending Corporation, a Delaware corporation (the "Company"), was formed on June 8, 1998 under the name IBF VI Participating Income Corporation. The Company changed its name to IBF VI - Secured Lending Corporation on May 11, 2000. The Company is a direct, wholly owned subsidiary of InterBank Funding Corporation, a Delaware corporation ("InterBank"), and an affiliate of IBF Management Corp. ("IBF Management"). In August 2000, the Company commenced offering Current Interest Subordinated Bonds and Accretion Subordinated Bonds through a public offering which is still ongoing. As of the date of this filing, the Company sold $500,000 Current Interest Subordinated Bonds.

     The Company was formed to engage either directly, or through one or more wholly owned affiliates, in the following businesses:

     o Purchasing and originating loans secured more than 100% by the value of commercial and residential real estate, which may include distressed properties, properties located outside the United States and residential mortgage loans made to borrowers whose credit standing would not qualify them for bank, Fannie Mae or Freddie Mac guidelines;

     o Purchasing and originating other commercial real estate related loans and commercial loans that are collateralized by non-real estate property;

     o Issuing nonrecourse collateralized mortgage bonds and entering into short-term financings secured by, and used to finance the purchase of, its loans;

     o Through a management agreement with its affiliate, IBF Management, and through management or servicing agreements with one or more unaffiliated parties, manage and service its loans.

The Company may also invest in subordinated interests in residential or commercial mortgage-backed securities.

     The Company's investment objective is to purchase and originate loans that will produce an average annual percentage rate of return of at least 18 percent. The Company will attempt to obtain this rate of return through a combination of origination fees, stated interest, discount fees and leverage. This strategy requires that the Company originate or acquire certain non-conforming loans, distressed loans, subordinated interests in pools of loans and enter into substantial leverage, all of which will typically involve a high degree of risk. Management has broad discretion in selecting the investments the Company will acquire or make.

     As of the date hereof, the Company does not have any employees and has no plans for retaining employees. All personnel services required for the Company's operations will be provided by IBF Management. The Company has acquired one mortgage loan with the proceeds of the offering.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company does not presently hold title to any real estate and does not lease any real estate.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    Part II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company has no outstanding equity.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion of the financial condition and results of operations of the Company should be read in connection with the financial statements and notes thereto appearing elsewhere herein.

FORWARD LOOKING STATEMENTS

     When used in this Annual Report on Form 10-KSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "projected," or similar expressions are intended to identify "forward looking statements". Such statements are subject to certain risks and uncertainties, including but not limited to changes in interest rates, the Company's dependence on debt financings, securitizations and short-term warehouse loan facilities to fund its operations, the Company's ability to implement its growth strategy and fluctuations in operating results. Such factors could affect the Company's financial performance and could cause the Company's actual results for future period to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.

LIQUIDITY AND CAPITAL RESOURCES

     In August 2000, the Company went effective on its proposed public sale of certain unsecured current interest and accretion subordinated bonds (the "Bonds"). The Company closed escrow on its issuance of the Bonds in December 2000 and, therefore, has not commenced any lending activities but has purchased one mortgage loan secured by real property.

     The Company has limited operating history. The Company currently owns one mortgage loan that was purchased at year-end and has received no income. To date, the Company's expenses have related to its organization and expenses incurred in connection with the registration of the Bonds.

     In the future, the Company's revenues will be derived solely from its investments in residential and commercial mortgage loans, other real estate related assets and other commercial loans and short term investments. The Company's future expenses will increase substantially as the Bonds are sold and will include management fees under the management agreement with IBF Management, interest on the Bonds, interest on warehouse lines of credit and collateralized mortgage bonds and operating expenses such as attorney fees, marketing expenses and corporate income taxes.

     The principal sources of the Company's funds will be the proceeds of the Bonds, the proceeds of the private purchase by InterBank, the Company's parent company, of the Company's preferred stock described below and short and long-term borrowings collateralized by the mortgage loans and other real estate related assets and the investment revenues described above.

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

     Management believes the net proceeds will be adequate to implement its loan business and generate revenue sufficient to meet the interest and operating expenses of the Company without seeking additional financing. Fixed interest expense on the Bonds in the first year following the completion of the offering is not expected to exceed $5 million, and operating expenses, including the management fee, are not expected to exceed $1.1 million. If the maximum amount of bonds is sold in the offering and the Company is able to achieve its target return, gross revenue would be approximately $7.8 million, which management expects to be sufficient to meet the Company's obligations on the Bonds.

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

ITEM 7.  FINANCIAL STATEMENTS

                                           IBF VI - Secured Lending Corporation
                                                           FINANCIAL STATEMENTS
                                 for the years ended December 31, 2000 and 1999



         CONTENTS

-------------------------------------------------------------------------------

                                                                           Page
Report of Independent Auditors                                             F-1

FINANCIAL STATEMENTS

  Balance Sheets                                                            F-2

  Statements of Operations                                                  F-3

  Statement of Changes in Stockholders' Deficit                             F-4

  Statements of Cash Flows                                                  F-5


NOTES TO FINANCIAL STATEMENTS                                             F-6-8

                        REPORT OF INDEPENDENT AUDITORS


                                                              February 15, 2001

The Board of Directors and Stockholders
IBF VI - Secured Lending Corporation
Washington, DC


We have audited the accompanying balance sheets of IBF VI - Secured Lending Corporation as of December 31, 2000 and 1999, and the related statement of operations, changes in stockholders' equity, and cash flow for each of the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IBF VI - Secured Lending Corporation at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States.



Certified Public Accountants
New York, New York

                        IBF VI - Secured Lending Corporation
                                   Balance Sheets
                             December 31, 2000 and 1999
-----------------------------------------------------------------------------

                                       ASSETS

                                                      2000              1999
                                                      ----              ----

CURRENT ASSETS:
    Cash                                           $ 532,858        $ 189,122
    Loan receivable                                  870,621             -
                                                   ----------       ----------

     Total Current Assets                          1,403,479          189,122

OTHER ASSETS:
    Debt issuance costs                              548,992          180,322
                                                     -------          -------

       TOTAL ASSETS                            $   1,952,471     $    369,444
                                               =============     ============


                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                $    33,260    $      --

SUBORDINATED BONDS                                      503,763           --
                                                        -------      -------

       TOTAL LIABILITIES                                537,023           --
                                                        -------      -------


COMMITMENTS AND CONTINGENCIES                              --             --

STOCKHOLDERS' EQUITY:
    Common stock, $1 par value, 1,000 shares
       authorized, issued and outstanding                 1,000          1,000
    Additional paid-in capital                        1,502,535        409,018
    Accumulated deficit                                 (88,087)       (40,574)
                                                        -------        -------

       TOTAL STOCKHOLDERS' EQUITY                     1,415,448        369,444
                                                      ---------        -------

       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   $ 1,952,471    $   369,444
                                                    ===========    ===========

                     IBF VI - Secured Lending Corporation
                           Statements of Operations
-----------------------------------------------------------------------------

                                              For the Years Ended December 31,
                                                     2000              1999

REVENUE                                         $        -     $          -

OPERATING EXPENSES
    General and administration                      47,513           35,574
                                                    ------           ------

    NET LOSS                                    $  (47,513)    $   (35,574)
                                                ==========     ===========

Weighted average number of shares outstanding        1,000            1,000
                                                     =====            =====

Net loss per share (Basic and Diluted)          $   (47.51)    $    (35.57)
                                                ==========     ===========


                     IBF VI - Secured Lending Corporation
                 Statements of Changes in Stockholders' Equity
                                                                              Additional
                                                   Common Stock                 Paid-in         Accumulated
                                             Shares            Amount           Capital           Deficit           Total
                                             ------            ------           -------           -------           -----

Balance -   December 31, 1998                1,000   $         1,000  $       280,276   $        (5,000)  $      276,276

Capital contributions                                                         128,742                            128,742

Net loss                                                                                        (35,574)         (35,574)
                                            -------          -------          --------          --------         -------

Balance -   December 31, 1999                1,000             1,000          409,018           (40,574)         369,444

Capital contributions                                                       1,093,517                          1,093,517

Net loss                                                                                        (47,513)         (47,513)
                                            -------          -------          --------          --------         -------

Balance -   December 31, 2000                1,000   $         1,000  $     1,502,535   $       (88,087)  $    1,415,448
                                             =====   ===============  ===============   ===============   ==============



                        IBF VI - Secured Lending Corporation
                              Statements of Cash Flows
-------------------------------------------------------------------------------

                                                               For the Years Ended December 31,
                                                               --------------------------------
                                                                       2000           1999
                                                                       ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      $  (47,513)  $   (35,574)
    Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
         Interest on subordinated bonds                                3,763             -
    Changes in operating assets and liabilities:
         Accounts payable                                             33,260             -
                                                                      ------        ------

         CASH FLOW USED IN OPERATING ACTIVITIES                      (10,490)      (35,574)
                                                                     -------       -------

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Purchases of loan receivable                                    (870,621)            -
                                                                    --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
    Capital contributions                                            758,750       128,742
    Debt issuance costs incurred                                     (33,903)     (154,046)
    Proceeds from subordinated bonds                                 500,000             -
    Loans issued to Parent                                                 -      (335,000)
    Payment received from Parent                                           -       584,000
                                                                     -------       -------

         CASH FLOW PROVIDED BY FINANCING ACTIVITIES                1,224,847       223,696
                                                                   ---------       -------

         NET INCREASE IN CASH                                        343,736       188,122

CASH, Beginning                                                      189,122         1,000
                                                                     -------         -----

CASH, Ending                                                      $  532,858   $   189,122
                                                                  ==========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the periods:
       Interest                                                   $        -   $         -
                                                                  ==========   ===========
       Taxes                                                      $        -   $         -
                                                                  ==========   ===========

    Non-cash investing and financing activities:
       Debt issuance costs paid by Parent                         $  334,767   $    70,246
                                                                  ==========   ===========


                         NOTES TO FINANCIAL STATEMENTS

1.  Description of the Company:

On June 8, 1998, IBF VI - Secured Lending Corporation (the "Company") was formed to engage in the business of originating, purchasing, holding and disposing of debt and equity securities and instruments and other commercial real estate related assets.

The Company is a wholly-owned subsidiary of InterBank Funding Corporation (the "Parent").

2.  Summary of Significant Accounting Policies:

Development Stage Enterprise:

The Company had previously reported its financial statements as a Development Stage Enterprise as the Company had not yet commenced its planned principal operations. During the year ended December 31, 2000, due to the fact that the Company commenced its planned principal operations and the completion of its registration statement with Securities and Exchange Commission (see Note 4), the Company believes it should no longer report its financial statements as a Development Stage Enterprise.

Debt Issuance Costs:

Debt issuance costs represent costs incurred in connection with the Company's public offering of subordinated bonds. Such costs are capitalized and will be amortized over the life of the bonds once the offering is completed.

Income Taxes:

The Company files a consolidated income tax return with its Parent. Income tax has been provided as if the Company was a separate entity and such tax provision is paid to the Parent.

Fair Value of Financial Instruments:

The carrying amounts reported in the balance sheet for assets and liabilities approximate fair value based on the short-term maturity of these instruments.

Loans Receivable:

Loans receivable are reported at their outstanding principal adjusted for any charge-off, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Discounts and premiums on purchased loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

Management's periodic evaluation of the adequacy of the allowance is based on the Corporation's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. At December 31, 2000, management concluded that the loan is fully collectible.

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

Accounting for Long-Live Assets:

The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At December 31, 2000 and 1999, the Company believes that there has been no impairment of long-lived assets.

Cash:

During the normal course of business, the Company may have cash in the bank in excess of $100,000 which exceeds the FDIC insurance limits and is therefore uninsured. At December 31, 2000, cash included $500,000 in an escrow account, which was non-interest bearing and was released to the Company on January 22, 2001.

Reporting of Segments:

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes the criteria for determining an operating segment and establishes the disclosure requirements for reporting information about operating segments. The Company has determined that under SFAS No. 131, it operates in one segment of service.

3.  Loan Receivable:

On December 29, 2000, the Company purchased a secured term note for $870,621 from an affiliate. The note matures on August 25, 2001 and bears interest at 24%. The note is secured by certain real property.

4.   Subordinated Bonds/Public Offering:

During the year ended December 31, 2000, the Company commenced a $50,000,000 subordinated bond offering. The minimum principal amount of bonds is $5,000 for all investors, except for individual retirement accounts and Keogh Plans, for which the minimum purchase is $2,000. The bonds may be subordinated to future senior indebtedness of the Company. Any amount of the bonds is redeemable at the option of the Company after June 30, 2001.

The subordinated bonds bear interest at 10.75% per annum, due quarterly and due on December 31, 2006. The redemption price of the bond will be equal to 100% of the principal amount of the bond plus any related accrued or accreted interest through the date of redemption. At December 31, 2000, total subordinated bonds consist of principal of $500,000 and accrued interest of $3,763.

5.   Income Taxes:

No provision has been made in the accompanying financial statements for income tax expense as a result of the current operating loss and net operating loss carryforwards. Differences between income tax benefits computed at the Federal statutory rate (34%) and reported income taxes for years ended December 31, 2000 and 1999 are primarily attributable to the net operating loss carryforwards.

6.   Related Party Transactions:

IBF Management Corp. ("IBF Management") and InterBank Consultants, Inc. ("IB Consultants"), affiliates of the Parent provides to the Company certain administrative and support services for a fee. The annual management fee will pay for certain costs of operating the Company, which IBF Management is responsible. A portion of the management fee will be paid to IB Consultants.

Overhead costs incurred by the Company are absorbed by IBF Management, as required under the subordinated bond agreement. IBF Management computes the portion of its payroll, rent equipment leases and other expense applicable to the Company. Such amount is treated as an expense in the financial statements and a concomitant contribution to the Company's capital.

7.   Concentration of Credit Risk:

The Company was formed to purchase or make loans on corporate credits with substantial collateralization that otherwise might not be able to obtain financing. These loans may be performing or non-performing when they are acquired. Certain loans have been purchased below face value. The Company expects to be able to generate higher returns than would be obtainable from traditional loans. The loan portfolio at any time contains such loans, which may on occasion require standard or innovative methods of collection. Management believes that the portfolio is sufficiently collateralized such that the borrowers have sufficient incentive to make full collection probable, after giving effect to the allowance for uncollectible that has been provided.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company's business will be managed by the officers and directors of IBF Management. The following persons are the officers and directors of IBF VI and IB Consultants:


Name                                 Age                            Position                              Since

Simon A. Hershon                      53           CEO and Director of IBF VI                           June 1998
                                                   CEO and Director of IBF Management

W. Thomas Fleming, III                58           President of IBF VI                                 January 2001

Ehud D. Laska                         50           Executive Vice President and Director                June 1998

Robert L. Olson                       57           Chief Financial Officer                               May 2000

Todd D. Snyder                        36           Vice President and General Counsel                 September 2000


Biographies

     The following are brief biographies of the officers and directors:

     Simon A. Hershon has, for the past 23 years, been the President and C.E.O. of InterBank, IB Consultants, InterBank/Brener Brokerage Services, Inc., American Eagle Funding, LLC, InterBank Capital Group, IBF Securities, Inc., IBF Management, InterBank Funding Special Purpose Corporation, IBF VI Special Purpose Corporation II, IBF Special Purpose Corporation III, IBF VI Participating Income Fund, IBF - Alternative Investment Fund, and IBF Special Purpose Corporation VII. These companies offer financial advisory, asset management, merchant banking, and investment services to business, institutions and individuals in the hospitality, real estate, finance, and communications industries. Through IB Consultants, Mr. Hershon has been involved in numerous corporate and bond financings and provided advisory services in connection with the largest bankruptcy in Washington, D.C. history, which totaled over $2.0 billion. Mr. Hershon was also involved, through InterBank/Brener Brokerage Services, Inc., in over $5.0 billion of hotel transactions. Mr. Hershon's education and professional experience combine to provide InterBank's clientele with an in depth understanding of institutional and corporate finance, real estate finance and development, and hospitality turn-arounds. Mr. Hershon graduated from the U.S. Naval Academy and subsequently served in nuclear powered submarines in the U.S. Navy. He received both a Masters and Doctorate in Business Administration from Harvard University where he concentrated in finance and graduated with honors.

     W. Thomas Fleming serves as the President for InterBank Funding Corporation and IBF VI. With more than 30 years of professional experience in the financial services industry, Mr. Fleming has served in a variety of executive positions including President of National Bank of Washington and Chief Financial Officer for First Boston Capital Group and Evans Financial Corporation. Mr. Fleming has extensive experience in credit policy, loan originations, loan underwriting, loan administration, problem loan work-out, as well as loan systems and loan accounting. Mr. Fleming earned a Bachelor of Arts in Economics from Harvard and an MBA from George Washington University.

     Ehud D. Laska has served as President of American Eagle Funding, LLC, and Managing Director of the InterBank Capital Group since January 1996. Through these firms, Mr. Laska specializes in building up companies through same industry consolidation and acquisitions. Mr. Laska has also served as the Chairman of Coleman & Company Securities, Inc., a member firm of the National Association of Securities Dealers, Inc., since May 1996. Mr. Laska has also served as a director of Headway Corporate Resources, Inc., a publicly held corporation engaged in human resource management, since August 1993. From August 1994 to February 1996, Mr. Laska served as a managing director at the investment-banking firm of Continuum Capital, Inc. While serving as a Managing Director with Tallwood Associates, Inc., a boutique investment banking firm, from May 1992 to August 1994, Mr. Laska founded the Private Equity Finance Group, which merged with Continuum Capital, Inc. in August 1994. Prior to 1992, Mr. Laska was a senior investment banker with the Wall Street firms of CS/First Boston, Drexel Burnham Lambert, Paine Webber, and Laidlaw Equities. Mr. Laska has also served as vice president and deputy chief financial officer at Citibank, N.A. from 1984 to 1987. Mr. Laska graduated from the University of Massachusetts with a Bachelor of Science in Engineering and holds a Masters of Science degree in engineering from Brown University and a Masters of Business Administration from Stanford University.

     Robert L. Olson has served as Chief Financial Officer since May 2000. Mr. Olson has over 20 years experience in developing financial controls and procedures for companies in various industries. Most recently, Mr. Olson served as Vice President of Finance for The Energy Grid, Inc., a start up company in the energy, gas and telecommunications industries, from March 1999 to May 2000. From September 1997 to March 1999, Mr. Olson served as Vice President of Finance for Global Intellicom, Inc., a publicly-traded technology firm. From June 1990 to September 1997, Mr. Olson served as Vice President of Finance for Trafalgar Ltd., a manufacturer, wholesaler and retailer of leather products. From 1977 to June 1990, Mr. Olson served as a Vice President of Finance or Chief Financial Officer for various companies involved primarily in retailing and manufacturing. Mr. Olson graduated from Long Island University with a Bachelor of Science in Accounting.

     Todd D. Snyder has served as Vice President and General Counsel for InterBank, IB Consultants and IBF VI since September 2000. Prior to joining InterBank, Mr. Snyder practiced corporate and securities law in Washington, DC. Prior to practicing law, Mr. Snyder's experience includes acting as due diligence officer for a broker-dealer where he was responsible for the review and analysis of various securities offerings. Mr. Snyder is also a certified public accountant. Mr. Snyder earned his Bachelor of Arts, Bachelor of Science and Juris Doctor from the University of Maryland.

Family relationships

     None.

Involvement in certain legal proceedings

     None.

Promoters and control persons

     None.

Compliance with Section 16(a) of the Exchange Act

     [Not applicable.]

ITEM 10.  EXECUTIVE COMPENSATION

     [Not applicable.]

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     None.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following table describes the amount and nature of payments that will or may be made by the Company to InterBank and its affiliates.

    Payee            Amount ($)               Purpose
    -----            ----------               -------
IBF Management   $10,000 to 1,000,000       Annual management fee
IBF Securities   $15,000 to 1,575,000       Finders fees for identification of
                                            selected broker-dealers and
                                            unaccountable expense reimbursement

Coleman & Company   $2,500 to $250,000      Finders fees (1)
Securities, Inc.
--------------------------

(1) Coleman will receive out of the sales commission payable to National Securities Corporation a finders fee of 0.5% of the gross proceeds from the sale of bonds for its assistance in identifying selected broker-dealers. Coleman will also receive 7% of the gross sales price of all bonds sold by Coleman directly to investors in the offering, but it is not expected that sales by Coleman to investors will be material.

     InterBank is currently the sole stockholder of the Company and has the right to manage the business affairs of the Company and to appoint all directors.

     Loans made to InterBank or its affiliates will only be made on the same or similar terms and conditions as loans made to unrelated parties.

     InterBank is the sole equity owner of six affiliated investment funds, which are engaged in loan investment activities that are similar to the proposed business of the Company, and may participate as a controlling stockholder in other corporations or partnerships formed in the future to pursue loan origination and acquisition activities similar to that of the Company. Simon A. Hershon and Ehud D. Laska, directors and officers of the Company, are the owners of InterBank. Mr. Hershon is the sole owner of IBF Management, which provides management services to the Company for fees.

     Certain conflicts of interest are inherent in the foregoing relationships, including the selection of loan opportunities for the Company and allocation of management time and resources to the operations of the Company. Although the indenture provides that the Company may not participate in a transaction with an affiliate, except in good faith and on terms that are no less favorable to the Company than those that could have been obtained from a person not an affiliate of the Company, no other policy or restriction has been adopted by management to resolve conflicts of interest that might arise.

     The Company will reimburse IBF Management for some or all of the legal and accounting fees, printing costs and marketing costs paid to third parties by IBF Management.

     The Company may purchase loans from affiliates and make loans to affiliates of InterBank that meet the Company's investment guidelines. See "Investment Guidelines -- Purchase of loans from affiliates and loans made to affiliates."

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)  Index of Exhibits

     Exhibit No. 3.1 - Articles of Incorporation and Bylaws

     Exhibit No. 3.2 - Bylaws

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           IBF VI - SECURED LENDING CORPORATION

                                           By: /s/ Simon A. Hershon
                                               -------------------------
                                               Simon A. Hershon
                                               President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:
   ------------------------------------------
       Simon A. Hershon, CEO                                    March __, 2001
       and Director


By:                                                             March __, 2001
   ------------------------------------------
     W. Thomas Fleming, III, President


By:                                                             March __, 2001
   ------------------------------------------
     Ehud D. Laska, Director


By:                                                             March __, 2001
   ------------------------------------------
   Robert L. Olson, Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number                          Description

3.1 Articles of Incorporation [(Exhibit 3.1 of the Registrant's Registration Statement on Form SB (File No. 333-71091), effective August 23, 2000, is hereby incorporated by reference)]

10.1 Bylaws [(Exhibit 3.1 of the Registrant's Registration Statement on Form SB (File No. 333-71091), effective August 23, 2000, is hereby incorporated by reference)]