Form 10-K
period 2001-12-31
IBF VI GUARANTEED INCOME FUND
filed 2002-04-16
CIK 1077030

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

            For Annual and Transition Reports to Section 13 or 15(d) of the
                               Securities Exchange Act of 1934

       [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the fiscal year ended December 31, 2001

                    Commission file number 333-71091

                      IBF VI - Secured Lending Corporation
          (Exact Name of Registrant as Specified in its Charter)

         Delaware                                            52-2139510
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

   1733 Connecticut Avenue, N.W.
      Washington, D.C.                                      20009
(Address of Principal Executive Offices)                  (Zip Code)

      Registrant's Telephone Number, Including Area Code: (202) 588-7500

         Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class                            Name of Each Exchange
                                                      on Which Registered

          None                                              N/A

         Securities registered pursuant to Section 12(g) of the Act:

                                      None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /x/

         State issuer's revenues for its most recent fiscal year$640,306.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. The Current Interest Subordinated Bonds and the Accretion Subordinated Bonds are not traded in any market. Therefore, the Current Interest Subordinated Bonds and the Accretion Subordinated Bonds had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. None.

 Transitional Small Business Disclosure Format (check one):  Yes        No X
                                                                      ------

         Documents incorporated by reference.  None.

                                TABLE OF CONTENTS
                                                                          Page
                                      Part I

Item 1.   Description of Business..........................................    3
Item 2.   Description of Property..........................................   12
Item 3.   Legal Proceedings................................................   12
Item 4.   Submission of Matters to a Vote of Security Holders..............   12

                                      Part II

Item 5.   Market for Common Equity and Related Stockholder Matters.........   12
Item 6.   Management's Discussion and Analysis or Plan of Operation........   12
Item 7.   Financial Statements.............................................   15
Item 8.   Changes in and Disagreements with Accountants on Accounting
               And Financial Disclosure....................................   15

                                      Part III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act............   15
Item 10.  Executive Compensation...........................................   18
Item 11.  Security Ownership of Certain Beneficial Owners and Management...   18
Item 12.  Certain Relationships and Related Transactions...................   18
Item 13.  Exhibits, List and Reports on Form 8-K...........................   19

SIGNATURES.................................................................   20

Item 1.           Description of Business

General

         We make or purchase loans secured by real estate or other property and invest in commercial and real estate-related obligations. At least 80% of our assets are commercial or residential mortgage loans, which we refer to as "real estate assets." Our remaining assets generally will be other types of loans and other interests in real estate, which we refer to as "other assets." References in this report to "we," "us," "IBF VI" or the "Company" mean IBF - VI Secured Lending Corporation and its subsidiaries, unless the context indicates otherwise.

         Our objective is to purchase and originate loans and acquire assets that will produce an above-market rate of return. We attempt to obtain this rate of return through a combination of origination fees, stated interest, discount fees and leverage. This strategy requires that, among other things, we originate or acquire non-conforming loans, distressed loans and subordinated interests in pools of loans and enter into leverage, all of which typically involve a high degree of risk. Our management has broad discretion in selecting the investments we will acquire or make.

Our Assets

         As of December 31, 2001, we owned the following assets:

o    a loan having a principal amount of $1,135,367;
o    a loan having a principal amount of $1,349,907; and
o    a pool of mortgage loans having a principal amount of $ 36,062,385.

         For additional information concerning these assets see "Business - Our Assets." The following describes the types of assets we may originate or acquire; our actual asset mix at any given time will vary based on the amount of cash available for us to invest and the investment opportunities available to us.

         Real Estate Assets

         Our real estate assets may include mortgage loans secured by commercial real estate. With respect to these assets:

o    we may originate the loans or acquire existing loans;
o    the loans may be first or second mortgage loans;
o the loans may be non-performing (which means that the borrower is not currently meeting its obligations under the loan) or performing; and
o the borrowers under the loans may be unable to obtain credit from traditional lenders.

         We may also acquire pools of mortgage loans secured by residential real estate. With respect to these assets:

o    we will acquire pools of existing loans originated by third parties;
o    the loans may be first or second mortgage loans; and
o    the loans will typically be made to borrowers of varying credit ratings.



         Other Assets

         Our other assets may include any of the following:

o subordinate interests in residential or commercial mortgage-backed securities; our interests will be subordinate to those of other holders, meaning that we are at greater risk of default by the borrowers in the underlying mortgages;
o "mezzanine" investments that are subordinated to senior mortgage loans; these may be in the form of a loan secured by a junior lien on a commercial or residential property, an equity interest in the borrower, or preferred equity securities of a borrower;
o    construction loans;
o    mortgage loans secured by foreign real estate;
o    other mortgage-backed securities; or
o    commercial loans secured by non-real estate property.

         Financing

         We may engage in various forms of financing in connection with the acquisition and ownership of our assets, including:

o issuance through a subsidiary of collateralized mortgage bonds, which are bonds secured by our mortgage loans;
o entering reverse repurchase agreements, which are agreements by which we sell assets to a third party and agree that we may repurchase the assets at an agreed upon date for a fixed price; or
o    borrowing from banks or other lenders.

Key Terms

         We use a number of financial terms to describe our business in this report, including the following:

o An affiliate is a person or entity that directly or through an intermediary controls, is controlled by, or is under common control with, another person or entity.
o Hedging means attempting to offset the risks of one kind of asset or liability by taking a position in one or more other assets or liabilities that react in an opposite manner to the first asset or liability under various circumstances, such as a rise in interest rates.
o Leverage is borrowing and other forms of indebtedness, including debt securities.
o Mezzanine investments are investments that are subordinate to senior indebtedness and senior to equity, and are secured by either a second lien on the property that is subject to the senior indebtedness or an ownership interest in the borrower.
o A securitization involves bundling a group of loans into an investment entity and selling securities of that entity to investors.
o A tranche is a class of security issued in a securitization; each securitization may include more than one tranche of securities each having different investment characteristics and rights to the assets held by the investment entity.

Our Management

         IBF Management Corp. ("IBF Management"), one of our affiliates, manages our business. Our officers and directors, and those of IBF Management, manage investments of other entities with similar investment objectives and are subject to conflicts of interest. Please read the information in this report under - Directors and Executive Officers, to learn more about the background of IBF Management


                                    BUSINESS

General

         We make or purchase loans secured by real estate or other property and invest in commercial and real estate-related obligations. At least 80% of our assets are commercial or residential mortgage loans, which we refer to as "real estate assets." Our remaining assets generally will be other types of loans and other interests in real estate, which we refer to as "other assets." The following describes the types of assets we may originate or acquire; our actual asset mix at any given time will vary based on the amount of cash available for us to invest and the investment opportunities available to us.

Real Estate Assets

         Residential Mortgage Loans

         We may purchase pools of first and junior lien residential mortgage loans made to high credit borrowers and to credit impaired borrowers. The residential loans will be originated by unaffiliated third parties generally under guidelines that are primarily intended to evaluate the value and adequacy of the mortgaged property as collateral and the borrower's credit standing and repayment ability. The guidelines may or may not be less stringent than the standards generally acceptable to Freddie Mac and Fannie Mae with regard to the borrower's credit standing and repayment ability. Borrowers may have payment histories and debt ratios that would not satisfy Freddie Mac and Fannie Mae underwriting guidelines and may have a record of derogatory credit items such as outstanding judgments or prior bankruptcies.

         Any residential loan may generally be prepaid in full or in part at any time, although we will attempt to acquire loans that provide for the payment by the borrower of a prepayment charge in limited circumstances on certain full or partial prepayments made generally from one to five years from the date of execution of the related note.

         Our agreement with the originator will generally require the originator to make representations and warranties about the loans that, if breached, require the originator to repurchase any non-conforming loan.


         Commercial Mortgage Loans

         We may acquire or originate first and second lien commercial mortgage loans. A substantial portion of these are expected to be institutional quality mortgage loans, meaning they will meet the institutional investor and rating agency criteria to serve as collateral for collateralized mortgage bonds. The purchase price of these loans is expected to be provided in large part from warehouse lines of credit and the issuance of collateralized mortgage bonds.

         . We originate loans primarily secured by commercial real estate or other assets. Our targeted market includes borrowers that, because of time constraints, credit factors, desired loan amount, or other circumstances, may be unable to obtain financing from traditional lenders. We will obtain leads for these loans through institutions such as banks, general lenders of corporate obligations, mortgage lenders, and real estate and finance companies. We will primarily make loans secured by real estate, and secondarily loans secured by other assets.

         Before originating a loan, we perform a thorough review of the value of the collateral securing the loan and the borrower's ability to repay the loan. In addition to our own review, we may obtain independent appraisals of the related real property securing these mortgage loans. For loans secured by other personal property, we may rely on our own internal evaluation of the value of the collateral or obtain independent appraisals of the collateral.

         We will attempt to make secured loans with an above-market stated interest rate. We also charge a loan origination fee, which may be added to the principal amount financed. Therefore, the actual amount funded at the time the loan is originated is less than the principal amount of the loan on which we receive interest.

         Typically, repayment is made from the sale of the collateral or by a refinancing by the borrower. If one of these methods of repayment is not feasible, we attempt to restructure or refinance the loan. If restructuring or refinancing is not feasible, we seek ownership of the underlying collateral through sale, liquidation, or collection of the outstanding collateral. In appropriate circumstances, we may acquire performing and or non-conforming loans from government agencies, financial institutions and affiliates.


Other Assets

         We intend to limit our investment in other assets to no more than 20% of our total assets. Other assets may include any of the following.

         Subordinate mortgage-backed securities

         We may purchase subordinate mortgage-backed securities in pools of loans that we did not acquire and securitize ourselves. Mortgage-backed securities are debt obligations of special purpose entities secured by mortgage loans. Mortgage-backed securities may be issued or sponsored by private originators of, or investors in, mortgage loans, including savings and loan associations, mortgage bankers, commercial banks, investment banks and other entities.

         In most mortgage loan securitizations, a series of mortgage-backed securities is issued in multiple classes in order to obtain investment-grade ratings for the senior classes and thus increase their marketability. Each class of mortgage-backed securities may be issued with a specific fixed or variable coupon rate and a stated maturity or final scheduled distribution date. Principal prepayments on the mortgage loans comprising the mortgage collateral may cause the mortgage-backed securities to be retired substantially earlier than their stated maturities or final scheduled distribution dates although, with respect to commercial mortgage loans, there generally are penalties for or limitations on the ability of the borrower to prepay the loan. Interest is paid or accrued on mortgage-backed securities on a periodic basis, typically monthly.

         The credit quality of mortgage-backed securities depends on the credit quality of the underlying mortgage collateral. Among the factors determining the credit quality of the underlying mortgage loans will be the ratio of the mortgage loan balances to the value of the properties securing the mortgage loans, the purpose of the mortgage loans, the amount and terms of the mortgage loans, the geographic diversification of the location of the properties and, in the case of commercial mortgage loans, the credit-worthiness of tenants. Moreover, the principal of and interest on the underlying mortgage loans may be allocated among the several classes of a mortgage-backed securities in many ways, and the credit quality of a particular class results primarily from the order and timing of the receipt of cash flow generated from the underlying mortgage loans.

         Subordinate mortgage-backed securities carry significant credit risks. Typically, in a "senior-subordinated" structure, the subordinate mortgage-backed securities provide credit protection to the senior classes by absorbing losses from loan defaults or foreclosures before those losses are allocated to senior classes. Moreover, typically, as long as the more senior tranches of securities are outstanding, all prepayments on the mortgage loans generally are paid to those senior tranches. In some instances, particularly with respect to subordinate mortgage-backed securities in commercial securitizations, the holders of subordinate mortgage-backed securities are not entitled to receive scheduled payments of principal until the more senior tranches are paid in full. Because of this structuring, subordinate mortgage-backed securities in a typical securitization have a substantially greater risk of non-payment than are those more senior tranches. Accordingly, the subordinate mortgage-backed securities are assigned lower credit ratings, or no ratings at all.

         Neither subordinate mortgage-backed securities nor the underlying mortgage loans are guaranteed by any governmental entities and, accordingly, have credit risks. As a result of the typical "senior-subordinated" structure, the subordinate mortgage-backed securities will be extremely sensitive to losses on the underlying mortgage loans.


         Mezzanine investments

         We may make investments that are subordinated to first lien mortgage loans on commercial and multifamily real estate or other collateral. For example, on a commercial property secured by a first lien mortgage loan with a principal balance equal to 70% of the value of the property, we could lend the owner of the property, typically a partnership, an additional 15% to 20% of the value of the property. Typically, the loan would be secured either by a second lien position on the property, or a partnership or other ownership interest in the owing entity. If the ownership interest is pledged, we would be in a position to take over the operation of the property in the event of a default on the loan. These types of mezzanine investments generally would provide us with the right to receive a stated interest rate on the loan balance and may also include a percentage of gross revenues from the property, payable to us on an ongoing basis, and/or a percentage of any increase in value of the property, payable upon maturity or refinancing of the loan. Mezzanine investments may also take the form of preferred equity, which would have a claim against both the operating cash flow and liquidation proceeds from the real estate assets. Before originating mezzanine investments, we perform certain credit underwriting to attempt to evaluate future performance of the collateral supporting the investment.

         Construction Loans

         We may provide construction loans on commercial property, taking a first lien mortgage to secure the debt.

         Foreign Real Estate Loans

         We may originate or acquire mortgage loans secured by real estate located outside the United States. Investing in mortgages located in foreign countries creates risks associated with the uncertainty of foreign laws, markets and risks related to currency conversion and possible taxation by foreign jurisdictions.



         Other Mortgage-Backed Securities

         We may create or acquire interest-only securities that have characteristics of subordinate mortgage-backed securities, known as subordinate interest-only securities. A subordinate interest-only security is entitled to no payments of principal. Moreover, interest on a subordinate interest-only security often is withheld in a reserve fund or spread account and is used to fund required payments of principal and interest on the more senior classes. Once the balance in the spread account reaches a certain level, interest on the subordinate interest-only security is paid to its holders.

         These subordinate interest-only securities provide credit support to the senior classes, and thus bear substantial credit risk. Moreover, because a subordinate interest-only security receives only interest payments, its yield is extremely sensitive to changes in the weighted average life of the class, which in turn is dictated by the rate of prepayments, including as a result of defaults, on the underlying loans. Some subordinate mortgage-backed securities may generate taxable income to us that bears no relationship to the actual economic income attributable to the subordinate interest-only securities.

         We may invest not only in classes of subordinate interest-only securities but also in other classes of mortgage-backed securities.

         Other Commercial Loans

         We may originate or acquire commercial loans secured by non-real estate assets. These loans typically will be underwritten based on the asset collateral value, the borrower' payment history and financial condition, and operating cash flow available for debt service.

Our Assets

         As of December 31, 2001, we owned the following assets.

         We hold a loan note having a principal amount of $1,135,367 (including accrued interest of $185,367) as of December 31, 2001. The borrower owns and operates a Best Western hotel in Orlando, Florida, and the loan is secured by an assignment of the controlling interest in the entity that owns the property and of the management contract with the manager of the property. We purchased the loan from an affiliate in September 2001 for $1,073,854. This loan is subordinate to a first deed of trust in the amount of $3,053,044, matures on June 22, 2002 and bears interest at a rate of 12% per annum. In addition, we are entitled to receive 50% of cash flow from operations of the owner until we have received a 20% rate of return; the amount necessary to achieve that rate of return will be accrued during periods in which it is not paid. After we receive that return and until the property is sold, we are entitled to receive 40% of cash flow from operations of the property. A 19.9% interest is held for the benefit of the company.

         In January 2002, the Company exercised its remedies under the Loan and Security Agreement and related documents to assume control of Ganesh Hospitality, the entity that owns the Best Western. In this regard the Company removed the existing officers and directors and replaced them with the president of the Company. The Company also obtained an injunction prohibiting the former controlling parties of Ganesh from interfering with the operations of the property. The Company removed the existing property management company and installed Crossroads Hospitality Management Company as the new management company.

         We hold a loan note having a principal amount of $1,349,907 (including accrued interest of $164,178) as of December 31, 2001. The borrower is developing a Homewood Suites hotel in Del Mar, California and the loan is secured by a Second Deed of Trust and other collateral. This loan matures on May 31, 2002 and bears interest at a rate of 25% per annum. We purchased this loan from an affiliate in December 2000 for a purchase price of $870,261. The borrower is a consultant to one of our affiliated companies and is actively involved with the asset management of hospitality properties

         In November 2001, we, together with affiliates, purchased a pool of mortgage loans from Credit Suisse First Boston Mortgage Securities Corp. for an aggregate purchase price of $498.6 million. Our share of the loans, in the principal amount of $37.8 million, is held by a wholly owned subsidiary. The mortgage loans are secured by first deeds of trust on residential property. The combined loan-to-value ratios (based on the appraised values of the mortgaged properties at the time of origination) of the loans held by our subsidiary is approximately 80%. The average principal balance on these mortgage loans is $125,347, and 100% of the loans are secured by first liens.

         We financed the acquisition of our portion of the pool of mortgage loans through the issuance of bonds by our subsidiary to institutional investors. The bonds are in a principal amount of $36,225,364 and pay interest at a floating rate based on LIBOR plus a fixed premium (which varies depending on the tranche of bonds purchased). Interest on the bonds is payable out of the interest and principal payments received from the pool of mortgages; accordingly, the bonds do not have a fixed maturity date. The bonds are secured by the principal and interest payable on the mortgages (net of certain expenses) and are non-recourse to us (meaning that the bondholders may not look to our other assets for payment in the event of a default). Our proceeds from this investment will consist of payments of interest and principal on the mortgage loans less interest and principal payments under the bonds.

Leverage And Borrowing

         We intend to leverage a substantial amount of our assets through the issuance of collateralized mortgage bonds, reverse repurchase agreements, warehouse lines of credit, bank credit facilities, mortgage loans on real estate and other borrowings. We will do this when there is an expectation that the leverage will enhance our overall rate of return. Leverage creates an opportunity for increased income but, at the same time, creates additional risks. To the extent the revenues derived from assets acquired with borrowed funds exceed the interest expense we have to pay, our net income may be greater than if borrowing had not been used. Conversely, if the revenues from the assets acquired with borrowed funds are not sufficient to cover the cost of borrowing, our net income will be less than if borrowing had not been used.

         Collateralized Mortgage Bonds and Warehouse Lines Of Credit

         We may originate or purchase mortgage loans and through a subsidiary issue collateralized mortgage bonds. During the period in which we are acquiring mortgage loans for these bond issuances, we are likely to borrow funds secured by the related loans under warehouse lines of credit. We have not yet established any of these types of credit lines. The principal balance of the collateral will typically exceed the principal balance of the collateralized mortgage bonds. While the debt is outstanding, our ability to dispose of the loans will be limited. Once the collateralized mortgage bonds are paid in full, we will have unlimited ability to dispose of or refinance the loans.

         Reverse Repurchase Agreements

         We may enter into reverse repurchase agreements, which are agreements under which we would sell assets to a third party with the commitment that we may repurchase the assets at a fixed price on an agreed date. Reverse repurchase agreements may be characterized as loans to us from the other party that are secured by the underlying assets. The repurchase price reflects the purchase price plus an agreed market rate of interest.

         Bank Credit Facilities

         We intend to borrow money through various bank credit facilities, which will have varying fixed or adjustable interest rates and varying maturities. We have not yet established any bank credit facilities.

Risk Management

         Risks During Accumulation Period and Hedging

         During the accumulation period during which we own mortgage loans but have not yet issued mortgage-backed securities backed by the loans, we will retain all risks related to ownership of the loans.

         To address some of these risks, we may engage in a variety of interest rate management techniques for the purpose of managing the effective maturity or interest rate of our assets or liabilities. These techniques also may be used to attempt to protect against declines in the market value of our assets resulting from general trends in debt markets or to change the duration of or interest rate risk associated with our borrowings. Any transaction of this type has risks, and may limit the potential earnings on our investment in real estate related assets. These techniques may include puts and calls on securities or indices of securities, Eurodollar futures contracts and options on Eurodollar futures contracts, interest rate swaps or other transactions of this type.

         We may also use hedging techniques to mitigate potential risks, and not for speculative purposes. For example, with respect to indebtedness, we may use these techniques to limit, fix or cap the interest rate on variable interest rate indebtedness. We may utilize interest rate swaps, options on interest rate swaps, treasury-locks, options on treasuries and interest rate caps or floors, to protect the value of fixed rate mortgage loans originated and held for securitization.

         Insurance

         We will try to obtain, or cause the borrowers on our loans to obtain, insurance coverage of the type and in the amount customarily obtained by owners of properties similar to the commercial properties and residential properties securing its loans. However, borrowers may not comply with our requirements and there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods and hurricanes, that may be uninsurable or too costly to justify insuring. If uninsured losses occur on the security for our loans and investments, we may suffer losses and have difficulties achieving its earnings objectives.

         Commercial Mortgage Loan Risk Management

         Property values and net operating income derived from commercial properties are volatile and commercial mortgage loans may be adversely affected by a number of factors and risks, including:

o    larger loan balances;
o dependency on successful operation of the property securing the mortgage and tenants operating businesses in that property for repayment; and
o loan terms that often require little or no amortization and, instead, provide for balloon payments at stated maturity.

         We will utilize commercial loan underwriting guidelines to mitigate some of the risks of commercial mortgage lending. However, many of the risks associated with commercial lending may not be within our control or readily assessable and, therefore, the underwriting guidelines may not protect us from losses.

Purchase Of Loans From Affiliates And Loans Made To Affiliates

         We may purchase loans and investments from our affiliates and make loans to our affiliates. The price at which mortgage loans and other investments will be purchased from affiliates will be based on whether the price is fair and the investment otherwise is suitable and in our best interests. To determine whether the price of an investment from an affiliate or otherwise is fair, IBF Management may consider a number of factors, including:

o    appraised value as determined by an independent appraiser,
o pricing of comparable transactions between the affiliate and third parties, and
o    brokers' opinions as to value.

         It is our policy that loans made to affiliates will not exceed 10% of our assets combined with those of our wholly owned subsidiaries. Loans we make to affiliates will be underwritten pursuant to the same guidelines and on financial terms that are no less favorable to us than loans made to unaffiliated third parties.

Item 2.           Description of Property

        The Company does not presently hold title to any real estate and does not lease any real estate.

Item 3.  Legal Proceedings

         On December 20, 2001, the Securities and Exchange Commission commenced a formal investigation of IBF VI, our parent company and certain of our affiliates. IBF VI, our parent and our affiliates believe that we have not violated the federal securities laws and are cooperating fully with the investigation. We understand that the Staff of the SEC intends to recommend that the Commission authorize an enforcement action against us that would allege that we are subject to the Investment Company Act of 1940 and other matters relating to disclosure. We believe that an action by the SEC would be without merit and we are in discussions with the Staff in an effort to persuade it that such an action is not warranted. While the Commission may or may not follow any recommendation of the Staff, if an action were to be instituted against IBF VI, our parent or our affiliates, our business could be materially adversely affected.

Item 4.  Submission of Matter to a Vote of Security Holders

        None.

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

         There is no market for our equity securities. All of our common stock is owned by InterBank Funding Corporation.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto appearing elsewhere in this report.

Overview

         We make or purchase loans secured by real estate or other property and invest in commercial and real estate-related obligations. Revenue generated in this business includes:

o    interest income on our loans;
o income from participation features in our loans, such as a share of cash flow from the operations of the borrower or a share of gain on the sale of real estate securing the loan;
o origination fees and other fees we generate in connection with our lending activity; and
o    gain on sale of or foreclosure on assets

The significant expenses incurred in connection with this business may include:

o    our cost of borrowing, primarily interest we pay on our obligations; and
o losses incurred in connection with our lending activity in the event of a default by a borrower.

Results of Operations

         We had not conducted significant operations through December 31, 2000, having raised our initial proceeds from our bond offering and acquired our first loan in December 2000. For the year ended December 31, 2000, we had no revenue and reported a net loss of $47,000. This loss reflected general and administrative expenses relating to our organization and the registration of our bond offering. Because operating results for 2000 were not significant, we do not provide a comparison of 2001 results with 2000 results. Accordingly, the following discussion generally addresses only our results of operations for the year ended December 31, 2001.

         During the year ended December 31, 2001, we reported revenue of $640,306. This consisted of interest income of $602,585 and fee income of $37,721. Interest income was comprised of $310,115 of interest on our outstanding loans receivable, of which $28,490 was paid in cash and the balance was accrued and added to the principal amount of the loans. The remaining $289,088 was interest earned on our share of the pool of residential mortgage loans we acquired jointly with affiliates. Interest income reflects only a partial year of ownership of one of our loans receivable, which we acquired in September 2001, and the pool of mortgage loans, which we acquired in November 2001. Fee income consisted of fees charged to borrowers in connection with our loans receivable.

         Our principal operating expense during the year was interest expense in the amount of $484,130. This consisted of interest in the amount of $ 258,127 we paid on our outstanding subordinated bonds and $226,003, which was our share of interest paid on mortgage backed bonds issued to finance the acquisition of the pool of residential mortgage loans.

         We incurred servicer fee and other securitization expense of $24,913. This was comprised of the companies share (7.58%) of the total servicer and securitization expense pool.

         Our provision for Depreciation of Loan Value was $26,414. This represents an amount charged to establish an allowance for loan losses in the Residential Mortgage Pool at a level deemed appropriate by management.

         We incurred an amortization expense in the amount of $167,757. This non-cash expense primarily reflects the amortization of debt issuance costs relating to our public bond offering. These costs are amortized over the life of the offering.

        General and administrative expenses for 2001 were $17,577, as compared with expenses of $43,750 for 2000. Expenses incurred during 2000 were higher because of costs relating to our organization during that year.

Liquidity And Capital Resources

         Our principal sources of cash are interest income and fees generated from our lending and investment activity, proceeds of our offering of bonds to investors, interest on our cash pending its use in our business, borrowings collateralized by our mortgage loans and other real estate related assets, and capital contributions by our parent company. Our principal uses of cash are the funding of loans we originate, the cost of loans and other investments we purchase, interest payable on borrowings we use to fund the acquisition of loans and other investments, and interest payable on our outstanding bonds.

            In December 2000, our sources of cash included the initial net proceeds of our bond offering in the approximate amount of $500,000 and capital contributions by our parent company in the approximate amount of $1.1 million. In late December 2000 we used cash in the amount of $870,621 to purchase a loan. Because of our limited operations during 2000, we did not receive any interest or other income on our assets and did not pay any interest on our outstanding bonds. Cash used in operations for the year was approximately $10,000.

            During 2001 we received net proceeds of approximately $5.9 million from the sale of bonds to investors. In September 2001, we used cash in the amount of $1,073,854 to purchase a loan. In November 2001, we and certain of our affiliates through subsidiaries purchased a pool of mortgage loans for an aggregate purchase price of $498.6 million. Our share of the purchase price was $ $37,769,000, which we funded by a capital contribution of $338,194 we made to our subsidiary and borrowings by the subsidiary collateralized by the mortgage loans held by the subsidiary. The borrowings by our subsidiary are not guaranteed by or otherwise recourse to us. During 2001, operations generated EBITDA in the amount of approximately $533,000. Adding Interest and Amortization costs to EBITA, the Company sustained a net loss of $118,455.

         As of December 31, 2001, we had cash in the approximate amount of $2.6 million. Based upon the amount of bonds and other interest-bearing obligations outstanding as of that date, we estimate that our debt service obligations for 2002 will be approximately $750,000. While cash flow from operations alone may not be sufficient to fund obligations, we believe that cash flow from operations, lines of credit and existing liquity should be sufficient to fund our obligations.

         As discussed under "Legal Proceedings," we and our affiliated companies are currently subject to an investigation by the Securities and Exchange Commission. As a result of the investigation, we suspended our bond offering as of January 31,, 2002 and placed in escrow approximately $ 1,778,000 of gross proceeds from sales of bonds that occurred between December 17, 2001 and January 31, 2002 If we are unable to resume our bond offering and release the escrowed funds, our ability to fund growth in our operations and our ability to meet our obligations would be severely limited and our business likely would be adversely affected.


Forward-Looking Statements

         Some of the information in this report may include forward-looking statements. You can identify these statements by phrases such as "will likely result," "may," "are expected to," "is anticipated," "estimate," "projected," "intends to" or other similar words. Forward-looking statements are not guarantees of future performance and have certain risks and uncertainties, including but not limited to the following:

o market conditions and real estate values in the areas where our loans are made;
o    credit risk related to our borrowers;
o    our dependence on securitizations and short-term warehouse loan facilities;
o    our dependence on debt financing to fund our operations;
o    changes in interest rates;
o    our ability to implement an effective hedging strategy;
o    the geographic concentration of our loans; and
o    our ability to continue to raise capital through the issuance of bonds.

         The risks could cause our actual results to differ materially from those presently anticipated. When considering forward-looking statements, you should keep these factors in mind as well as the other cautionary statements in this report. You should not place undue reliance on any forward-looking statement.

Item 7.           Financial Statements

          Our financial statements appear on pages F-1 through F-10 of this report.

Item 8.  Changes in and Disagreements with Accountants
                  on Accounting Financial Disclosure

         None.

Item 9.  Directors and Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(A) of the Exchange Act

         We do not have any full time employees and do not pay salaries to our executive officers. All personnel services required for our operations are provided by IBF Management. IBF Management Corp. is a Delaware corporation in which InterBank Funding Corp. ("IBF") is the sole stockholder. Simon A. Hershon is the sole stockholder of IBF. Since 1977, IBF and its affiliates have provided a wide variety of financial advisory services to businesses, institutions and individuals in the finance, real estate and hospitality industries. These companies offer strategic advisory services, investment and merchant banking, private placements and public offerings, and equity and mezzanine financing.

         We have entered into a management agreement with IBF Management for a term expiring on the maturity or redemption of all of our outstanding bonds. IBF Management will be primarily involved in three activities:

o underwriting, originating and acquiring mortgage loans and other commercial and real estate related assets;
o asset/liability management, financing, management and disposition of loans, including credit and prepayment risk management, collection of payments, enforcement of remedies, foreclosure and property disposition and related services; and
o capital management, including oversight of our capital raising and investor relations activities.

         In conducting these activities, IBF Management formulates operating strategies for us, arranges for the acquisition of assets by us, monitors the performance of our loans and provides certain administrative and managerial services in connection with our operation. IBF Management is required to manage our business affairs in conformity with the policies that are approved and monitored by our board of directors. IBF Management is required to prepare regular reports for us that review our acquisitions of assets, portfolio composition and characteristics, credit quality, performance and compliance with the policies approved by us.

         At all times, IBF Management will be required to follow our direction and oversight and perform the functions and have the authority set forth in the management agreement. IBF Management will be responsible for our day-to-day operations and will perform the services activities relating to our assets and operations as may be appropriate.

         We have the right at any time during the term of the management agreement to terminate the management agreement without the payment of any termination fee upon, among other things, a material breach by IBF Management of any provision contained in the management agreement that remains uncured at the end of the applicable cure period, including the failure of IBF Management to use reasonable efforts to comply with our investment policy and guidelines.

         The management agreement may not be assigned by either party without the consent of the other party.

         Our business will be managed by the officers and directors of IBF Management and its affiliates. The following persons are our officers and directors and those of IBF Management:

Name                                Age           Position

Simon A. Hershon.................   53         CEO of IBF Management
                                               CEO and Director of IBF VI

W. Thomas Fleming, III............  58         President of IBF Management
                                               and President of IBF VI

Ehud D. Laska.....................  51         Executive Vice President and
                                               Director

James J. Hoban....................  50         Senior Vice President, Capital
                                               Markets

Robert L. Olson...................  58         Chief Financial Officer

         The following is a description of the business experience of the principal officers and directors of IBF Management and its affiliates that provide services to us.





IBF Management

         Simon A. Hershon, CEO, IBF Management Corp. and InterBank Funding Corporation. Simon Hershon serves as CEO of the Manager and of InterBank Capital Partners, having founded the company in 1977. Mr. Hershon's education and professional experience combine to provide the firm's clientele with an in-depth understanding of institutional and corporate finance, real estate finance, and development and hospitality turnarounds. Mr. Hershon has been involved in a wide range of corporate and bond financings and provided advisory services in connection with one of Washington D.C.'s largest bankruptcies, totaling over $2 billion. He graduated from the U.S. Naval Academy and received both an MBA and a Doctorate in Business Administration from Harvard University, where he concentrated in finance and graduated with honors.

         W. Thomas Fleming, III, President, IBF Management Corp. and InterBank Funding Corporation. Mr. Fleming serves as the President of the Manager and of InterBank Capital Partners. With more than 30 years of professional experience in the financial services industry, Mr. Fleming has served in a variety of executive positions including President of the National Bank of Washington and Chief Financial Officer for First Boston Capital Group and Evans Financial Corporation. Mr. Fleming has extensive experience in credit policy, loan originations, loan underwriting, loan administration, problem loan work-outs, as well as loan systems and loan accounting. Mr. Fleming earned a Bachelor of Arts in Economics from Harvard and an MBA from the George Washington University.

Affiliates

         Ehud D. Laska, President, InterBank Capital Group, LLC. A founding partner of InterBank Capital Group, Mr. Laska specializes in building up companies through same industry consolidation and acquisitions. He has served on the Board of Directors of a number of private and public companies operating in a wide range of industries. Prior to joining the firm, he was a senior investment banker with CS/First Boston, Drexel Burnham Lambert, and Paine Webber. Mr. Laska is a graduate of the University of Massachusetts with High Honors and holds an MS in Engineering from Brown University and an MBA from Stanford University.

         Roger J. Lerner, Executive Vice President, General Counsel, InterBank Funding Corporation. Mr. Lerner heads the legal department, where he is responsible for overseeing corporate legal affairs. Mr. Lerner has more than twenty years of experience working in both the legal profession and with financial institutions. Before joining IBF, Mr. Lerner was a partner at the law firm of Kile, Goekjian, Lerner, & Reed, LLC. He also previously served as Assistant Director of Resolutions at the Resolution Trust Corporation (RTC), Regional Director of the Mergers and Acquisitions Division at the Federal Savings and Loan Insurance Corporation (FSLIC) and Executive Assistant to the General Counsel at the Pension Benefit Guaranty Corporation (PBGC). Mr. Lerner received his Bachelor of Arts in Political Science from The George Washington University in Washington, DC and his Juris Doctorate from Washington University in St. Louis.

         James J. Hoban, Senior Vice President, Capital Markets. Mr. Hoban has been employed by IBF Securities, Inc. since January 1999 where he is responsible for managing the overall sales and marketing of investment securities for InterBank affiliates. Prior to joining InterBank, Mr. Hoban held senior executive positions in sales, marketing, and product development for Providian Capital Management, PLM International, and Sun America Capital. Mr. Hoban earned his Bachelor and MBA degrees from the University of Southern California.

         Robert L. Olson, Chief Financial Officer, IBF VI, Mr. Olson has served as Chief Financial Officer of the Company since May 2000. Mr. Olson has over 20 years experience in developing financial controls and procedures for companies in various industries. Most recently, Mr. Olson served as Vice President of Finance for The Energy Grid, Inc., a start up company in the energy, gas and telecommunications industries, from March 1999 to May 2000. From September 1997 to March 1999, Mr. Olson served as Vice President of Finance for Global Intellicom, Inc., a publicly-traded technology firm. From June 1990 to September 1997, Mr. Olson served as Vice President of Finance for Trafalgar Ltd., a manufacturer, wholesaler and retailer of leather products. From 1977 to June 1990, Mr. Olson served as a Vice President of Finance or Chief Financial Officer for various companies involved primarily in retailing and manufacturing. Mr. Olson graduated from Long Island University with a Bachelor of Science in Accounting.

         Compensation

         No compensation will be paid by us to our officers. IBF Management will bear all costs of managing our business. IBF Management will receive an annual management fee payable on each quarter end for its services equal to 2% of the principal amount of our bonds then outstanding for providing all administrative and management support required to conduct our operations. The management fee will cover items such as wages and salaries of employees of IBF Management responsible for our daily operations, fees and expenses of agents and independent contractors providing administrative support for our operations, office space, and all overhead expenses. The management fee does not cover our legal and accounting fees, filing fees, investment transaction costs, taxes, officer and director liability insurance, and other administrative expenses. The annual management fee is subordinated to interest and principal due on the bonds and is payable out of working capital reserves.

Item 10. Executive Compensation

        Not applicable.

Item 11. Security Ownership of Certain Beneficial Owners and Management

        Simon A. Hershon may be deemed the beneficial owner of 100% of our outstanding common stock.

Item 12. Certain Relationships and Related Transactions

         The following table describes the amount and nature of payments that may be made by us to InterBank and its affiliates.

Payee                                            Purpose

IBF Management.......................   Annual management fee (1)

IBF Securities.......................   Finder's fees for identification
                                        of selected broker-dealers and
                                        unaccountable expense reimbursement
Coleman & Company
    Securities, Inc..................   Finder's fees (2)

(1)      An amount equal to 2% of the bonds outstanding.

(2) Coleman will receive out of the sales commission payable to the placement agent in our bond offering a finder's fee of 0.5% of the gross proceeds from the sale of bonds for its assistance in identifying selected broker-dealers. Coleman will also receive 7% of the gross sales price of all bonds sold by Coleman directly to investors in the offering, but it is not expected that sales by Coleman to investors will be material.

         We did not pay an annual management fee or any finder's fees or unaccountable expense reimbursements for the year ended December 31, 2000. We paid $37,970 to IBF Management as the annual management fee for the year ended December 31, 2001. We paid $207,550 to IBF Securities as finder's fees and unaccountable expense reimbursement for the year ended December 31, 2001. We paid $30,155 as finder's fees to Coleman & Company Securities, Inc. for the year ended December 31, 2001.

         On December 29, 2000, we purchased a loan from IBF Collateralized Finance Corporation, an affiliate, for a purchase price of $870,621. On September 27, 2001, we purchased a loan from a predecessor of IBF Collateralized Finance Corporation for a purchase price of $1,073,854. During the year ended December 31, 2002, the Company loaned $1,345,000 to its parent. These loans are non-interest bearing and have no definitive repayment terms.

         We will reimburse IBF Management for some or all of the legal and accounting fees, printing costs and marketing costs paid to third parties by IBF Management for services on our behalf.

         We may purchase loans from affiliates and make loans to affiliates of InterBank that meet our investment guidelines.

Item 13. Exhibits, List and Reports on Form 8-K

(a)      Index of Exhibits

         *1       Underwriting Agreement
         *1.1     Selling Group Agreement
         *3       Certificate of Incorporation, as amended
         *3.1     Certificate of Amendment to Certificate of Incorporation
         *3.2     Certificate of Amendment to Certificate of Incorporation
         *3.3     Certificate of Amendment to Certificate of Incorporation
         *3.4     Bylaws
         *4       Proceeds Escrow Agreement
         *4.1     Indenture, with exhibits
         +4.2     First Supplemental Indenture
         *10      Management Agreement
         *23      Consent of Radin, Glass & Co., LLP
         *25      Form T-1, Statement of Eligibility under the Trust Indenture
                  Act of 1939

* Previously filed as exhibits to the Registrant's Registration Statement on Form SB-2 (No. 333-71091) and incorporated by reference herein.
+   Previously filed  as  an  exhibit  to  Post-Effective Amendment No. 3 to the
    Registrant's   Registration
    Statement on Form SB-2 (No. 333-71091) and incorporated by reference herein.

(b)      Reports on Form 8-K

          None.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               IBF VI - SECURED LENDING CORPORATION

                               By: /s/ Simon A. Hershon
                                ------------------------------------
                                    Simon A. Hershon
                                    President



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:     /s/ Simon A. Hershon
    ---------------------------------------------
         Simon A. Hershon, CEO                            April 16, 2002
         and Director


By:      /s/ W. Thomas Fleming, III
    ---------------------------------------------
           W. Thomas Fleming, III, President              April 16, 2002

By:      /s/ Robert L. Olson
    ---------------------------------------------
         Robert L. Olson, Chief Financial Officer         April 16, 2002

                         REPORT OF INDEPENDENT AUDITORS


                                                      March 2, 2002

The Board of Directors and Stockholders
IBF VI - Secured Lending Corporation and Subsidiary
Washington, DC


We have audited the accompanying balance sheets of IBF VI - Secured Lending Corporation and Subsidiary as of December 31, 2001 and 2000, and the related statement of operations, changes in stockholders' equity, and cash flow for each of the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IBF VI - Secured Lending Corporation and Subsidiary at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States.





/s/ Radin, Glass & Co., LLP
Certified Public Accountants
New York, New York

                IBF VI - Secured Lending Corporation and Subsidiary
                                  Balance Sheets


December 31, 2001 and 2000
                                      ASSETS
                                                                                            2001              2000
------------------------------------------------------------------------------------------------------------------------
ASSETS:
------------------------------------------------------------------------------------------------------------------------
    Cash                                                                              $     2,587,694  $        532,858
------------------------------------------------------------------------------------------------------------------------
    Loans receivable, at fair value                                                         2,485,274           870,621
------------------------------------------------------------------------------------------------------------------------
    Mortgage loans                                                                         38,105,552                 -
------------------------------------------------------------------------------------------------------------------------
    Prepaid expenses                                                                              546                 -
------------------------------------------------------------------------------------------------------------------------
    Due from Parent                                                                         1,345,000                 -
------------------------------------------------------------------------------------------------------------------------
    Debt issuance costs, net                                                                1,391,488           548,992
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                                   $    45,915,554  $      1,952,471
----------------------------------------------------------------------------------------==============---===============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------
LIABILITIES:
------------------------------------------------------------------------------------------------------------------------
    Accounts payable                                                                  $       102,515  $         33,260
------------------------------------------------------------------------------------------------------------------------
    Accrued expenses                                                                           10,783                 -
------------------------------------------------------------------------------------------------------------------------
    Subordinated bonds                                                                      6,480,938           503,763
------------------------------------------------------------------------------------------------------------------------
    Mortgage Backed Bonds payable                                                          37,802,615                 -
------------------------------------------------------------------------------------------------------------------------
    Due to affiliate                                                                          166,710                 -
------------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                                                   44,563,561           537,023
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES                                                                       -                 -
------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
------------------------------------------------------------------------------------------------------------------------
    Common stock, $1 par value, 1,000 shares authorized,                                        1,000             1,000
------------------------------------------------------------------------------------------------------------------------
       issued and outstanding
------------------------------------------------------------------------------------------------------------------------
    Additional paid-in capital                                                              1,557,535         1,502,535
------------------------------------------------------------------------------------------------------------------------
    Accumulated deficit                                                                      (206,542)          (88,087)
------------------------------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                                           1,351,993         1,415,448
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                    $     45,915,554  $      1,952,471
----------------------------------------------------------------------------------------==============---===============

            IBF VI - Secured Lending Corporation and Subsidiary
                          Statements of Operations
               For the Years Ended December 31, 2001 and 2000


                                                    2001           2000
INVESTMENT INCOME:
    Interest income                           $     602,585  $           -
    Commitment fee                                   21,721              -
    Consulting fee                                   16,000              -
                                              -------------  -------------
    TOTAL INVESTMENT INCOME                         640,306              -
                                              -------------  -------------
EXPENSES:
    Interest expense                                484,130          3,763
    Servicers' fees                                  24,913              -

    Management fee                                   37,970              -
    Amortization expense                            167,757              -
    General and administrative                       17,577         43,750
                                              -------------  -------------
    TOTAL OPERATING EXPENSES                        732,347         47,513
                                              -------------  -------------
    NET INVESTMENT LOSS                             (92,041)       (47,513)

DEPRECIATION OF LOAN VALUE                          (26,414)             -
                                              -------------  -------------
    NET LOSS                                  $    (118,455) $     (47,513)
                                              =============  =============

          IBF VI - Secured Lending Corporation and Subsidiary
           Statements of Changes in Stockholders' Equity
           For the Years Ended December 31, 2001 and 2000


                                                                         Additional
                                        Common Stock                       Paid-in        Accumulated
                                         Shares           Amount           Capital          Deficit            Total

Balance -   December 31, 1999                 1,000  $         1,000  $       409,018  $        (40,574) $       369,444

Capital contributions                                                       1,093,517                          1,093,517

Net loss                                                                                        (47,513)         (47,513)
                                            -------  ---------------  ---------------  ----------------   --------------
Balance -   December 31, 2000                 1,000            1,000        1,502,535           (88,087)       1,415,448

Capital contributions                                                          55,000                             55,000

Net loss                                                                                       (118,455)        (118,455)
                                            -------  ---------------  ---------------  ----------------   --------------
Balance -   December 31, 2001                 1,000  $         1,000  $     1,557,535  $       (206,542) $     1,351,993
                                            =======  ===============  ===============  ================  ===============

                IBF VI - Secured Lending Corporation and Subsidiary
                              Statements of Cash Flows
                   For the Years Ended December 31, 2001 and 2000


                                                                                           2001                2000
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                       $         (118,455)  $         (47,513)
    Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
         Interest on subordinated bonds                                                        65,175               3,763
         Amortization                                                                         175,737                   -
         Reserve for mortgage receivable                                                       26,414                   -
         Reserve for bonds payable                                                           (220,325)                  -
    Changes in operating assets and liabilities:
         Accounts payable                                                                      69,255              33,260
         Accrued expenses and others                                                           10,783                   -
         Prepaid expense                                                                         (546)                  -
                                                                                   ------------------    ----------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                              8,038             (10,490)
                                                                                   ------------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of mortgage loans                                                           (38,302,954)                  -
    Principal collected on mortgage receivable                                                162,979                   -
    Purchases of loan receivable                                                           (1,614,653)           (870,621)
                                                                                   ------------------    ----------------
         NET CASH USED IN INVESTING ACTIVITIES                                            (39,754,628)           (870,621)
                                                                                   ------------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Capital contributions                                                                      55,000             758,750
    Debt issuance costs incurred                                                           (1,010,224)            (33,903)
    Loans to Parent                                                                        (1,345,000)                  -
    Net changes in due to affiliate                                                           166,710                   -
    Proceeds from subordinated bonds                                                        5,912,000             500,000
    Proceeds from bonds payable                                                            38,185,919                   -
    Principal repayments of bonds payable                                                    (162,979)                  -
                                                                                   ------------------    ----------------
         CASH FLOW PROVIDED BY FINANCING ACTIVITIES                                        41,801,426           1,224,847
                                                                                   ------------------    ----------------
         NET INCREASE IN CASH                                                               2,054,836             343,736

CASH, Beginning                                                                               532,858             189,122
                                                                                   ------------------    ----------------
CASH, Ending                                                                       $        2,587,694   $         532,858
                                                                                   ==================    ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the years:
       Interest                                                                    $          422,718   $               -
                                                                                   ==================    ================
       Taxes                                                                       $                -   $               -
                                                                                   ==================    ================
    Non-cash investing and financing activities:
       Debt issuance costs paid by Parent                                          $                -   $         334,767
                                                                                   ==================    ================

               IBF VI - Secured Lending Corporation and Subsidiary
                          Notes to Financial Statements
------------------------------------------------------------------------------

1.   Description of the Company:

On June 8, 1998, IBF VI - Secured Lending Corporation (the "Company") was formed to engage in the business of making and purchasing loans secured by real estate or other property and invest in commercial and real estate related obligations and holding and disposing of such assets.

The Company is a wholly-owned subsidiary of InterBank Funding Corporation (the "Parent").

2.       Summary of Significant Accounting Policies:

Basis of Presentation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, IBF VI- Asset Securitization Corp., after elimination of intercompany accounts and transactions.

Development Stage Enterprise:

The Company had previously reported its financial statements as a Development Stage Enterprise as the Company had not yet commenced its planned principal operations. During the year ended December 31, 2000, due to the fact that the Company commenced its planned principal operations and the completion of its registration statement with the Securities and Exchange Commission (see Note 5), the Company believes it should no longer report its financial statements as a Development Stage Enterprise.

Cash:

During the normal course of business, the Company may have cash in the bank in excess of $100,000 which exceeds the FDIC insurance limits and is therefore uninsured. At December 31, 2001 and 2000, cash included $823,000 and $500,000 in an escrow account, which was non-interest bearing and was released to the Company in January 2002 and January 2001, respectively.

Debt Issuance Costs:

Debt issuance costs represent costs incurred in connection with the Company's public offering of subordinated bonds. Such costs are capitalized and are being amortized over the life of the bonds.

Loans Receivable:

Loans receivable is reported at fair value based upon independent appraisals. In absence of the appraisals, loans receivable is valued at fair value as determined in good faith by management of the Company. The reported value of these receivables do not necessarily represent an amount of money that would be realized if such receivable had to be sold in an immediate liquidation. Management is responsible for determining overall valuation guidelines of the loans and ensuring the valuation of loans within the prescribed guidelines

Accounting for Long-Lived Assets:

The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At December 31, 2001 and 2000, the Company believes that there has been no impairment on its long-lived assets.

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

3.       Loans Receivable, at Fair Value:

At December 31, 2001 and 2000, loans receivable is valued at cost which is approximately equal to the fair value based upon independent appraisals. Loans receivable consist of the following:


                                                                                        2001                2000
                                                                                   ----------------    ---------------
Loan receivable-RAR Ocean LP, bears interest at 25% as amended on May 18, 2001
(interest at 24% through April 30, 2001) and due on May 31, 2002. The loan is secured by certain real property. The loan balance includes accrued interest of
$164,178 and $35,858, respectively.
                                                                                   $      1,349,907    $       807,621
Loan receivable-Best Western, bears interest at 20% and due on June 22,
2002.  The loan is personally guaranteed, under certain circumstances, by the owner of the borrower and secured by a management contract.  The
loan balance includes accrued interest of $185,367 (see Note 11).                         1,135,367                  -
                                                                                   ----------------    ---------------

                                                                                   $      2,485,274    $       807,621
                                                                                   ================    ===============



4.       Mortgage Loans/Bonds Payable:

On November 27, 2001, a wholly-owned subsidiary of the Company, along with certain affiliates invested in a pool of mortgages subject to various debt instruments. The Company invested $338,194 (including other costs of $48,009) representing approximately 7.58% of the investment of the Company and its affiliates. The investments are in approximately 3,000 residential mortgages with an average balance of approximately $160,000 with the highest balance under $1,000,000. The mortgages include conventional, adjustable-rate, fully amortizing and balloon, first lien residential mortgage loans, with original terms to a stated maturity of up to 30 years. The mortgage loans were originated generally in accordance with underwriting guidelines that are less stringent than Fannie Mae and Freddie Mac guidelines. As a result, such mortgage loans are likely to experience higher rates of delinquency, foreclosure and bankruptcy than mortgage loans underwritten in accordance with higher standards. All loans are serviced by unrelated servicers. Such loans are carried at original cost, less depreciation in loan value of $26,414, representing estimated bad debts incurred, such carrying cost approximates fair market value.

The subsidiary, which records its 7.58% of all assets and liabilities of the mortgage pools, is consolidated in the financial statements. The accounting for the transaction is governed by SFAS 140, "Accounting for Transfers and Servicing or Financial Assets and Extinguishments of Liabilities" which requires consolidation of the subsidiary if the Company relinquishes all control; as the Company has retained the right to buy back the mortgages under certain circumstances, it has consolidated the subsidiary. The Company is not obligated under the pools debt instruments, accordingly its financial exposure is limited to its investment.

A summary of the balances involved is the following:


                                                          The Company            Affiliates              Total
                                                       ------------------     ------------------    ----------------
               Class A1                            $         22,879,175   $          277,120,825    $   300,000,000
               Class A2                                       7,283,204               88,216,796         95,500,000
               Class M1                                       2,364,181               28,635,819         31,000,000
               Class M2                                       1,906,598               23,093,402         25,000,000
               Class B                                        1,792,202               21,707,798         23,500,000
               Class R                                                4                       46                 50
                                                       ------------------     ------------------    ----------------
                        Mortgage Loans                       36,225,364             438,774,686         475,000,050
               Class AIO                                      1,960,555              23,746,945          25,707,500
                                                       ------------------     ------------------    ----------------
                        Bonds Payable              $         38,185,919   $         462,521,631     $    50,707,550
                                                       ==================     ==================    ================


Mortgage loans at December 31, 2001 consist of the following:


                                                          The Company            Affiliates              Total
                                                       ------------------     ------------------    ----------------
       Beginning principal                         $         36,225,364   $        438,774,686   $    475,000,050
       Principal payments                                       162,979              1,974,063          2,137,042
                                                       ------------------     ------------------    ----------------
       Balance at December 31, 2001                          36,062,385            436,800,623        472,863,008
       Mortgage premium, net                                  1,772,217             16,751,848         18,524,065
       Deferred mortgage costs, net                             297,364              3,176,872          3,474,236
       Depreciation of loan value                               (26,414)              (319,941)          (346,355)
                                                       ------------------     ------------------    ----------------
                Mortgage Loans                     $         38,105,552   $        456,409,402   $    494,514,954
                                                       ==================     ==================    ================


Bonds payable at December 31, 2001 consist of the following:


                                                          The Company            Affiliates              Total
                                                       ------------------     ------------------    ----------------
       Beginning principal                         $         38,185,919   $       462,521,631    $    500,707,550
       Principal payments                                       162,979             1,974,063           2,137,042
                                                       ------------------     ------------------    ----------------
       Balance at December 31, 2001                          38,022,940           460,547,568         498,570,508
       Class X reserve                                         (220,325)           (5,814,428)         (6,034,753)
                                                       ------------------     ------------------    ----------------
                Bonds Payable                      $         37,802,615   $       454,733,140    $    492,535,755
                                                       ==================     ==================    ================


Because of the financing structure whereby the financing other than Class AIO return pass through rates from approximately 2.33% to 4.89% while the mortgages generally provide returns of not less than 6.1% per annum and not more than 15.0% per annum the Class AIO return was predicted at approximately 24%. As the Class AIO certificates are interest only and dependent on LIBOR interest rates, default rates, repayment rates, etc., it is not possible to predict repayment rates or return over the life of the investment. However, as of March 31, 2002, approximately four months into this investment, the mortgages are performing as anticipated.

The maturity of the mortgage loans is dependent on projected prepayments and ultimate maturity of the mortgages. The debt used to finance the mortgages is repayable on repayment of the mortgages. It is not practicable to forecast the repayment dates of the Class AIO investment.

5.       Subordinated Bonds/Public Offering:

During the year ended December 31, 2000, the Company commenced a $50,000,000 subordinated bond offering. The minimum principal amount of bonds is $5,000 for all investors, except for individual retirement accounts and Keogh Plans, for which the minimum purchase is $2,000. The bonds may be subordinated to future senior indebtedness of the Company. The bonds are redeemable at the option of the Company after June 30, 2001.

The subordinated bonds bear interest at 10.75% per annum, paid monthly or quarterly or reinvested on a quarterly basis and due on December 31, 2006. The redemption price of the bond will be equal to 100% of the principal amount of the bond plus any related accrued or accreted interest through the date of redemption. At December 31, 2001 and 2000, total subordinated bonds consist of principal of $6,412,000 and $500,000 with accrued interest of $68,938 and $3,763, respectively.

6.       Due from Parent:

During the year ended December 31, 2001, the Company loaned $1,345,000 to the Parent. Such loans are non-interest bearing and have no definitive repayment terms.

7.       Income Taxes:

No provision has been made in the accompanying financial statements for income tax expense as a result of the current operating loss and net operating loss carryforwards. Differences between income tax benefits computed at the Federal statutory rate (34%) and reported income taxes for years ended December 31, 2001 and 2000 are primarily attributable to the net operating loss carryforwards.

8.       Related Party Transactions:

IBF Management Corp. ("IBF Management") and InterBank Consultants, Inc. ("IB Consultants"), affiliates of the Parent provides to the Company certain administrative and support services for a fee. The annual management fee will pay for certain costs of operating the Company, which IBF Management is responsible. Total management fee incurred during the year ended December 31, 2001 was $37,970.

9.   Concentration of Credit Risk:

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

10.   SEC Investigation:

On December 20, 2001, the Securities and Exchange Commission commenced a formal investigation of IBF VI, our parent company and certain of our affiliates. IBF VI, our parent and our affiliates believe that we have not violated the federal securities laws and are cooperating fully with the investigation. We understand that the Staff of the SEC intends to recommend that the Commission authorize an enforcement action against us that would allege that we are subject to the Investment Company Act of 1940 and other issues relating to disclosure. We believe that an action by the SEC would be without merit and we are in discussions with the Staff in an effort to persuade it that such an action is not warranted. While the Commission may or may not follow any recommendation of the Staff, if an action were to be instituted against IBF VI, our parent or our affiliates, our business could be materially adversely affect.

11.  Accounting Developments:

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. SFAS No. 133, which was effective for the first quarter of 2001, has not had a material impact on the Company's results of operations, financial position or cash flows.

In July 2001, FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles, effective January 1, 2002. The Company does not believe that the adoption of these pronouncements will have a material impact on its financial statements.

 FASB also recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 requires the recognition of a liability for the estimated cost of disposal as part of the initial cost of a long-lived asset. SFAS No. 144 supersedes SFAS No. 121 to supply a single accounting approach for measuring impairment of long-lived assets, including segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. The Company believes that adopting these pronouncements on its financial statements will not have a material impact on its financial statements.


12.  Subsequent Event (Unaudited):

In January 2002, the Company exercised its remedies under the Loan and Security Agreement and related documents to assume control of Ganesh Hospitality, the entity that owns the Best Western (see Note 3). In this regard the Company removed the existing officers and directors and replaced them with the president of the Company. The Company also obtained an injunction prohibiting the former controlling parties of Ganesh from interfering with the operations of the property. The Company removed the existing property management company and installed Crossroads Hospitality Management Company as the new property management company.