Form 10-K/A
period 2001-12-31
IBF VI GUARANTEED INCOME FUND
filed 2002-06-24
CIK 1077030

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 FORM 10-KSB/A-1

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

                                      None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /x/

         State issuer's revenues for its most recent fiscal year $342,682

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

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. 1000 shares of Common Stock.

         Transitional Small Business Disclosure Format (check one):
                Yes        No X
                -----

         Documents incorporated by reference.  None.

                                TABLE OF CONTENTS
                                                                          Page
                                                            Part I

Item 1.    Description of Business........................................   3
Item 2.   Description of Property.........................................  12
Item 3.   Legal Proceedings...............................................  12
Item 4.   Submission of Matters to a Vote of Security Holders.............  12

                                                           Part II

Item 5.   Market for Common Equity and Related Stockholder Matters........  12
Item 6.   Management's Discussion and Analysis or Plan of Operation.......  12
Item 7.   Financial Statements............................................  15
Item 8.   Changes in and Disagreements with Accountants on Accounting
               And Financial Disclosure.................................... 15

                                                           Part III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act...........  15
Item 10.  Executive Compensation..........................................  18
Item 11.  Security Ownership of Certain Beneficial Owners and Management..  18
Item 12.  Certain Relationships and Related Transactions..................  18
Item 13.  Exhibits, List and Reports on Form 8-K..........................  19

SIGNATURES................................................................  20

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

Our Assets

         As of December 31, 2001, we owned the following assets:

o    a loan having an estimated fair value of $1,135,367;
o    a loan having an estimated fair value of $1,349,907; and
o    a pool of mortgage loans having an estimated fair value of $38,105,552.

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

         Real Estate Assets

         Our real estate assets may include mortgage loans secured by commercial real estate. With respect to these assets:

o    we may originate the loans or acquire existing loans;
o    the loans may be first or second mortgage loans;
o the loans may be non-performing (which means that the borrower is not currently meeting its obligations under the loan)or performing; and
o the borrowers under the loans may be unable to obtain credit from traditional lenders.

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

Key Terms

         We use a number of financial terms to describe our business in this report, including the following:

o An affiliate is a person or entity that directly or through an intermediary controls, is controlled by, or is under common control with, another person or entity.
o Hedging means attempting to offset the risks of one kind of asset or liability by taking a position in one or more other assets or liabilities that react in an opposite manner to the first asset or liability under various circumstances, such as a rise in interest rates.
o Leverage is borrowing and other forms of indebtedness, including debt securities.
o Mezzanine investments are investments that are subordinate to senior indebtedness and senior to equity, and are secured by either a second lien on the property that is subject to the senior indebtedness and/or a direct ownership interest in the borrower.
o A securitization involves bundling a group of loans into an investment entity and selling securities of that entity to investors.
o A tranche is a class of security issued in a securitization; each securitization may include more than one tranche of securities each having different investment characteristics and rights to the assets held by the investment entity.

Our Management

         IBF Management Corp. ("IBF Management"), one of our affiliates, manages our business. Our officers and directors, and those of IBF Management, manage the investments of other entities with similar investment objectives and are subject to conflicts of interest. Please read the information in this report under - Directors and Executive Officers, to learn more about the background of IBF Management

                                    BUSINESS

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

         Commercial Mortgage Loans

         We may acquire or originate first and second lien commercial mortgage loans. A portion of these are expected to be institutional quality mortgage loans, meaning they will meet the institutional investor and rating agency criteria to serve as collateral for collateralized mortgage bonds. The purchase price of these loans is expected to be provided in large part from warehouse lines of credit and the issuance of collateralized mortgage bonds.

         We originate loans primarily secured by commercial real estate or other assets. Our targeted market includes borrowers that, because of time constraints, credit factors, desired loan amount, or other circumstances exceed the underwriting parameters offered by traditional lenders. We will obtain leads for these loans through institutions such as banks, general lenders of corporate obligations, mortgage lenders, and real estate and finance companies. We will primarily make loans secured by real estate, and secondarily loans secured by other assets.

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

         Other Commercial Loans

         We may originate or acquire commercial loans secured by non-real estate assets. These loans typically will be underwritten based on the asset collateral value, the borrower's payment history and financial condition, and operating cash flow available for debt service.

Our Assets

         As of December 31, 2001, we owned the following assets.

         Best Western Note

We hold a note having a fair value of $1,135,367 (including unrealized appreciation of $50,667) as of December 31, 2001. The borrower owns and operates a Best Western hotel in Orlando, Florida, and the loan is secured by an assignment of the controlling interest in the entity that owns the property and of the management contract with the manager of the property. We purchased the loan from an affiliate in September 2001 for $1,084,700. This loan is subordinate to a first deed of trust in the amount of $3,053,044, matures on June 22, 2002 and bears interest at a rate of 12% per annum. In addition, we are entitled to receive 50% of cash flow from operations of the owner until we have received a 20% rate of return; the amount necessary to achieve that rate of return will be accrued during periods in which it is not paid. After we receive that return, and until the property is sold, we are entitled to receive 40% of cash flow from operations of the property. A 19.9% equity interest in the borrower is held for the benefit of the company.

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

         Homewood Suites Note

         We hold a note having a fair value of $1,349,907 (including unrealized appreciation of $246,958) as of December 31, 2001. The borrower is developing a Homewood Suites hotel in Del Mar, California and the loan is secured by a Second Deed of Trust and other collateral. This loan matures on May 31, 2002 and bears interest at a rate of 25% per annum. We purchased this loan from an affiliate in December 2000 for a purchase price of $870,261. The borrower is a consultant to one of our affiliated companies and is actively involved with the asset management of hospitality properties

         Mortgage Loan Pool

         In November 2001, we, together with affiliates, purchased a pool of mortgage loans from Credit Suisse First Boston Mortgage Securities Corp. for an aggregate purchase price of $498.6 million. Our share of the loans, which had a fair value of $38,105,552 at December 31, 2001, is held by a wholly owned subsidiary. The mortgage loans are secured by first deeds of trust on residential property. The combined loan-to-value ratios (based on the appraised values of the mortgaged properties at the time of origination) of the loans held by our subsidiary is approximately 80%. The average principal balance on these mortgage loans is $125,347, and 100% of the loans are secured by first liens.

         We financed the acquisition of our portion of the pool of mortgage loans through the issuance of bonds by our subsidiary to institutional investors. The outstanding bond liability at December 31, 2001 was $37,802,615 and they pay interest at a floating rate based on LIBOR plus a fixed premium (which varies depending on the tranche of bonds purchased). Interest on the bonds is payable out of the interest and principal payments received from the pool of mortgages; accordingly, the bonds do not have a fixed maturity date. The bonds are secured by the principal and interest payable on the mortgages (net of certain expenses) and are non-recourse to us (meaning that the bondholders may not look to our other assets for payment in the event of a default). Our proceeds from this investment will consist of payments of interest and principal on the mortgage loans less interest and principal payments under the bonds.

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

         Insurance

         We will try to obtain, or cause the borrowers on our loans to obtain, insurance coverage of the type and in the amount customarily obtained by owners of properties similar to the commercial properties and residential properties securing its loans. However, borrowers may not comply with our requirements and there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods and hurricanes, that may be uninsurable or too costly to justify insuring. If uninsured losses occur on the security for our loans and investments, we may suffer losses and have difficulties achieving our earnings objectives.

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

        The Company has been unable to reach a settlement with the SEC in connection with the investigation due, in large part, to the fact that the SEC has indicated that a settlement would require the appointment of a receiver. In light of the nature of our assets, we believe that this course would lead to recovery of only a limited portion of asset value and thus would be detrimental to our investors. Accordingly, on June 7, 2002, IBF VI, our parent company, and an affiliated company filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The bankruptcy filings have been undertaken to preserve investor value. The entities have sufficient liquidity, and have not experienced a material adverse change in the quality of their overall asset base. The petitions were filed in the United States Bankruptcy Court for the Southern District of New York (our Case No. 02-41591). No trustee, receiver, fiscal agent or similar officer has been appointed with respect to IBF VI, our parent, or our affiliate, which continue to operate their businesses as debtors in possession.

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

Overview

         We make or purchase loans secured by real estate or other property and invest in commercial and real estate-related obligations. Revenue generated in this business includes:

o    interest income on our loans;
o income from participation features in our loans, such as a share of cash flow from the operations of the borrower or a share of gain on the sale of real estate securing the loan;
o origination fees and other fees we generate in connection with our lending activity; and
o    gain on sale of or foreclosure on assets.

The significant expenses incurred in connection with this business may include:

o    our cost of borrowing, primarily interest we pay on our obligations; and
o losses incurred in connection with our lending activity in the event of a default by a borrower.

         Our Statements of Operations and Cash Flows for the year ended December 31, 2001, have been revised from those included in our 10-KSB previously filed with the Commission to report amounts previously included in Interest Income and Consulting Fees as Unrealized Appreciation of Loan Value. The following discussion has been revised to reflect this new method of reporting. The revisions had no effect on our net loss, stockholders' equity, and total assets. For additional information on these revisions, see footnotes 1 and 2 of our Notes to Financial Statements included in this report.

Results of Operations

         We had not conducted significant operations through December 31, 2000, having raised our initial proceeds from our bond offering and acquired our first loan in December 2000. For the year ended December 31, 2000, we had no revenue and reported a net loss of $47,513. This loss reflected general and administrative expenses relating to our organization and the registration of our bond offering. Because operating results for 2000 were not significant, we do not provide a comparison of 2001 results with 2000 results. Accordingly, the following discussion generally addresses only our results of operations for the year ended December 31, 2001.

         During the year ended December 31, 2001, we reported revenue of $342,682. This consisted of interest income of $320,961 and fee income of $21,721. Interest income was comprised of $28,490 of interest on our outstanding loans receivable and $3,383 of interest earned on cash deposits. The remaining $289,088 was interest earned on our share of the pool of residential mortgage loans we acquired jointly with affiliates. Interest income reflects only a partial year of ownership of one of our loans receivable, which we acquired in September 2001, and the pool of mortgage loans, which we acquired in November 2001. Fee income consisted of fees charged to borrowers in connection with our loans receivable.

         Our principal operating expense during the year was interest expense in the amount of $484,130. This consisted of interest in the amount of $258,127 we paid on our outstanding subordinated bonds and $226,003, which was our share of interest paid on mortgage backed bonds issued to finance the acquisition of the pool of residential mortgage loans.

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

         For the year ended December 31, 2001, we reported Unrealized Appreciation of Loan Value of $271,210, compared with no amount reported for the year ended December 31, 2000. This amount reflects the appreciation in the fair value of our loans as determined by our management.

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

            During 2001 we received net proceeds of approximately $5.9 million from the sale of bonds to investors. In September 2001, we used cash in the amount of $1,084,700 to purchase a loan. In November 2001, we and certain of our affiliates through subsidiaries purchased a pool of mortgage loans for an aggregate purchase price of $498.6 million. Our share of the purchase price was $37,769,000, which we funded by a contribution of $338,194 we made to our subsidiary and borrowings by the subsidiary collateralized by the mortgage loans held by the subsidiary. The borrowings by our subsidiary are not guaranteed by or otherwise recourse to us. During 2001, operations generated EBITDA in the amount of approximately $533,000. Adding Interest and Amortization costs to EBITDA, the Company sustained a net loss of $118,455.

         As of December 31, 2001, we had cash in the approximate amount of $2.6 million. Based upon the amount of bonds and other interest-bearing obligations outstanding as of that date, we estimate that our debt service obligations for 2002 will be approximately $750,000. While cash flow from operations alone may not be sufficient to fund obligations, we believe that cash flow from operations, and existing liquidity should be sufficient to fund our obligations.

         As discussed under "Legal Proceedings," we and our affiliated companies are currently subject to an investigation by the Securities and Exchange Commission. As a result of the investigation, we suspended our bond offering as of January 31, 2002 and placed in escrow approximately $ 1,778,000 of gross proceeds from sales of bonds that occurred between December 17, 2001 and January 31, 2002 In addition, we have incurred significant costs in connection with the investigation, primarily fees to attorneys and other advisors. As a result, our ability to fund growth in our operations and meet our obligations has been adversely affected.

         On June 7, 2002, we filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. See "Legal Proceedings." While we intend to develop a plan of reorganization, implementation of any such plan is subject to numerous uncertainties. As a result, we are unable to predict the terms of such a plan or the effect of our filing under the Bankruptcy Code on our business or the holders of our Notes.

         As indicated in our auditor's report appearing elsewhere in this report, the uncertainties inherent in the bankruptcy process raise substantial doubt about our ability to continue as a going concern. Our plan to overcome this uncertainty includes two principal components. First, we intend to attempt to negotiate a resolution of the SEC's investigation that will enable us to continue our business in a manner that will protect the interests of our investors. Second, we intend to develop a plan of reorganization satisfactory to our creditors, including our investors, that also achieves this objective. Both of these undertakings are complex and will require negotiation with numerous other parties, however, and as a result their implementation will be subject to numerous uncertainties. Accordingly, we are unable to predict the terms of any potential settlement with the SEC or plan of reorganization at this time or their effect upon our business or the holders of our Notes.


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

Item 7.   Financial Statements

          Our financial statements appear on pages F-1 through F-11 of this report.

Item 8.  Changes in and Disagreements with Accountants
                  on Accounting Financial Disclosure

         None.

Item 9.  Directors and Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(A) of the Exchange Act

         We do not have any full time employees and do not pay salaries to our executive officers. All personnel services required for our operations are provided by IBF Management. IBF Management is a Delaware corporation in which Simon A. Hershon is the sole stockholder. Since 1977, InterBank Funding Corp., our parent company ("IBF") and its affiliates (including IBF Management) have provided a wide variety of financial advisory services to businesses, institutions and individuals in the finance, real estate and hospitality industries. These companies offer strategic advisory services, investment and merchant banking, private placements and public offerings, and equity and mezzanine financing.

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

         At all times, IBF Management will be required to follow our direction and oversight and perform the functions and have the authority set forth in the management agreement. IBF Management will be responsible for our day-to-day operations and will perform the activities relating to our assets and operations as may be appropriate.

         We have the right at any time during the term of the management agreement to terminate the management agreement without the payment of any termination fee upon, among other things, a material breach by IBF Management of any provision contained in the management agreement that remains uncured at the end of the applicable cure period.

         The management agreement may not be assigned by either party without the consent of the other party.

         Our business will be managed by the officers and directors of IBF Management and its affiliates. The following persons are our officers and directors and those of IBF Management:

Name                                    Age    Position

Simon A. Hershon..................     54      CEO of IBF Management
                                               CEO and Director of IBF VI

W. Thomas Fleming, III............     58      President of IBF Management
                                               and President of IBF VI

Ehud D. Laska.....................     51      Director of IBF VI

Robert L. Olson...................     58      Chief Financial Officer of IBF VI

Roger J. Lerner...................     48      Secretary of IBF VI

         The following is a description of the business experience of the principal officers and directors of IBF Management and its affiliates that provide services to us.

         Simon A. Hershon, CEO, IBF Management Corp. and InterBank Funding Corp. Simon Hershon serves as CEO of IBF Management and IBF, having founded the company in 1977. Mr. Hershon's education and professional experience combine to provide the firm's clientele with an in-depth understanding of institutional and corporate finance, real estate finance, and development and hospitality turnarounds. Mr. Hershon has been involved in a wide range of corporate and bond financings and provided advisory services in connection with one of Washington D.C.'s largest bankruptcies, totaling over $2 billion. He graduated from the U.S. Naval Academy and received both an MBA and a Doctorate in Business Administration from Harvard University, where he concentrated in finance and graduated with honors.

         W. Thomas Fleming, III, President, IBF Management Corp. and InterBank Funding Corp. Mr. Fleming serves as the President of IBF Management and IBF. With more than 30 years of professional experience in the financial services industry, Mr. Fleming has served in a variety of executive positions including President of the National Bank of Washington and Chief Financial Officer for First Boston Capital Group and Evans Financial Corporation. Mr. Fleming has extensive experience in credit policy, loan originations, loan underwriting, loan administration, problem loan work-outs, as well as loan systems and loan accounting. Mr. Fleming earned a Bachelor of Arts in Economics from Harvard and an MBA from the George Washington University.

         Roger J. Lerner, Executive Vice President, General Counsel, InterBank Funding Corp. Mr. Lerner heads the legal department, where he is responsible for overseeing corporate legal affairs. Mr. Lerner has more than twenty years of experience working in both the legal profession and with financial institutions. Before joining IBF, Mr. Lerner was a partner at the law firm of Kile, Goekjian, Lerner, & Reed, LLC. He also previously served as Assistant Director of Resolutions at the Resolution Trust Corporation (RTC), Regional Director of the Mergers and Acquisitions Division at the Federal Savings and Loan Insurance Corporation (FSLIC) and Executive Assistant to the General Counsel at the Pension Benefit Guaranty Corporation (PBGC). Mr. Lerner received his Bachelor of Arts in Political Science from The George Washington University in Washington, DC and his Juris Doctorate from Washington University in St. Louis.

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

         Robert L. Olson, Chief Financial Officer, IBF VI. Mr. Olson has served as Chief Financial Officer of the Company since May 2000. Mr. Olson has over 20 years experience in developing financial controls and procedures for companies in various industries. Most recently, Mr. Olson served as Vice President of Finance for The Energy Grid, Inc., a start up company in the energy, gas and telecommunications industries, from March 1999 to May 2000. From September 1997 to March 1999, Mr. Olson served as Vice President of Finance for Global Intellicom, Inc., a publicly-traded technology firm. From June 1990 to September 1997, Mr. Olson served as Vice President of Finance for Trafalgar Ltd., a manufacturer, wholesaler and retailer of leather products. From 1977 to June 1990, Mr. Olson served as a Vice President of Finance or Chief Financial Officer for various companies involved primarily in retailing and manufacturing. Mr. Olson graduated from Long Island University with a Bachelor of Science in Accounting.

         Compensation

         No compensation will be paid by us to our officers. IBF Management will bear all costs of managing our business. IBF Management will receive an annual management fee payable on each quarter end for its services equal to 2% of the principal amount of our bonds then outstanding for providing all administrative and management support required to conduct our operations. The management fee will cover items such as wages and salaries of employees of IBF Management responsible for our daily operations, office space, and all overhead expenses. The management fee does not cover our legal and accounting fees, filing fees, investment transaction costs, taxes, officer and director liability insurance, and other administrative expenses.

Item 10. Executive Compensation

        Not applicable.

Item 11. Security Ownership of Certain Beneficial Owners and Management

        IBF, which is wholly owned by Simon A. Hershon, owns 100% of our outstanding common stock.

Item 12. Certain Relationships and Related Transactions

         The following table describes the amount and nature of payments that may be made by us to InterBank and its affiliates.

 Payee                                            Purpose

IBF Management.........................    Annual management fee (1)

IBF Securities.........................    Finder's fees for identification
                                           of selected broker-dealers
Coleman & Company
    Securities, Inc....................    Finder's fees (2)

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

         We did not pay an annual management fee or any finder's fees or unaccountable expense reimbursements for the year ended December 31, 2000. We paid $37,970 to IBF Management as the annual management fee for the year ended December 31, 2001. We paid $207,550 to IBF Securities as finder's fees for the year ended December 31, 2001. We paid $30,155 as finder's fees to Coleman & Company Securities, Inc. for the year ended December 31, 2001.

         On December 29, 2000, we purchased a loan from IBF Collateralized Finance Corporation, an affiliate, for a purchase price of $870,621. On September 27, 2001, we purchased a loan from a predecessor of IBF Collateralized Finance Corporation for a purchase price of $1,084,700. During the year ended December 31, 2002, the Company loaned $1,345,000 to its parent.

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

          Form 8-K filed May 20, 2002.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 IBF VI - SECURED LENDING CORPORATION

                                   By: /s/ SIMON A. HERSHON
                                 ------------------------------------
                                   Simon A. Hershon
                                   Chief Executive Officer

                 IBF VI - Secured Lending Corporation and Subsidiary

                                 CONTENTS
--------------------------------------------------------------------------------

                                                              Page
Report of Independent Auditors                                 F-1


FINANCIAL STATEMENTS

  Balance Sheets                                               F-2

  Statements of Operations                                    F-3

  Statement of Changes in Stockholders' Equity                F-4

  Statements of Cash Flows                                    F-5


Notes To Financial Statements                               F-6-11

                       REPORT OF INDEPENDENT AUDITORS




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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 11 to the financial statements, on June 7, 2002, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The uncertainties inherent in the bankruptcy process raise substantial doubt about the Company's ability to continue as going concern. The Company is currently operating its business as debtors in possession. If no reorganization plan is approved, it is possible that the Company's assets may be liquidated. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.


                                           /s/ Radin Glass & Co., LLP
                                         Certified Public Accountants
                                                   New York, New York


March 2, 2002, except for
Note 11 as to which the
date is June 7, 2002.

                IBF VI - Secured Lending Corporation and Subsidiary

                                  Balance Sheets

December 31, 2001 and 2000


                                      ASSETS
                                                                                            2001              2000
ASSETS:
    Cash                                                                              $     2,587,694  $        532,858
    Loans receivable, at fair value                                                         2,485,274           870,621
    Mortgage loans                                                                         38,105,552                 -
    Prepaid expenses                                                                              546                 -
    Due from Parent                                                                         1,345,000                 -
    Debt issuance costs, net                                                                1,391,488           548,992
                                                                                      ---------------  ----------------
       TOTAL ASSETS                                                                   $    45,915,554  $      1,952,471
                                                                                      ===============  ================


                       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
    Accounts payable                                                                  $       102,515  $         33,260
    Accrued expenses                                                                           10,783                 -
    Subordinated bonds                                                                      6,480,938           503,763
    Securitization bonds                                                                   37,802,615                 -
    Due to affiliate                                                                          166,710                 -
                                                                                      ---------------  ----------------
       TOTAL LIABILITIES                                                                   44,563,561           537,023
                                                                                      ---------------  ----------------
COMMITMENTS AND CONTINGENCIES                                                                       -                 -

STOCKHOLDERS' EQUITY:
    Common stock, $1 par value, 1,000 shares authorized,                                        1,000             1,000
       issued and outstanding
    Additional paid-in capital                                                              1,557,535         1,502,535
    Accumulated deficit                                                                      (206,542)          (88,087)
                                                                                      ---------------  ----------------
       TOTAL STOCKHOLDERS' EQUITY                                                           1,351,993         1,415,448
                                                                                      ---------------  ----------------
       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                     $    45,915,554  $      1,952,471
                                                                                      ===============  ================

            IBF VI - Secured Lending Corporation and Subsidiary
                          Statements of Operations
               For the Years Ended December 31, 2001 and 2000


                                                                                       2001                2000
                                                                                  (As Restated)
INVESTMENT INCOME:
    Interest income                                                            $          320,961  $                -
    Commitment fee                                                                         21,721                   -
                                                                               ------------------  ------------------
    TOTAL INVESTMENT INCOME                                                               342,682                   -
                                                                               ------------------  ------------------
EXPENSES:
    Interest expense                                                                      484,130               3,763
    Servicers' fees                                                                        24,913                   -
    Management fee                                                                         37,970                   -
    Amortization expense                                                                  167,757                   -
    General and administrative                                                             17,577              43,750
                                                                               ------------------  ------------------
    TOTAL EXPENSES                                                                        732,347              47,513
                                                                               ------------------  ------------------
    NET INVESTMENT LOSS                                                                  (389,665)            (47,513)

UNREALIZED APPRECIATION OF LOAN VALUE                                                     271,210                   -
                                                                               ------------------  ------------------
    NET LOSS                                                                   $         (118,455) $          (47,513)
                                                                               ==================  ==================

          IBF VI - Secured Lending Corporation and Subsidiary
           Statements of Changes in Stockholders' Equity
           For the Years Ended December 31, 2001 and 2000



                                                                         Additional
                                        Common Stock                       Paid-in        Accumulated
                                         Shares           Amount           Capital          Deficit            Total
Balance -   December 31, 1999                 1,000  $         1,000  $       409,018  $        (40,574) $       369,444

Capital contributions                                                       1,093,517                          1,093,517

Net loss                                                                                        (47,513)         (47,513)
                                        -----------  ---------------  ---------------  ----------------  ---------------
Balance -   December 31, 2000                 1,000            1,000        1,502,535           (88,087)       1,415,448

Capital contributions                                                          55,000                             55,000

Net loss                                                                                       (118,455)        (118,455)
                                        -----------  ---------------  ---------------  ----------------  ---------------
Balance -   December 31, 2001                 1,000  $         1,000  $     1,557,535  $       (206,542) $     1,351,993
                                        ===========  ===============  ===============  ================  ===============

                IBF VI - Secured Lending Corporation and Subsidiary
                              Statements of Cash Flows
                   For the Years Ended December 31, 2001 and 2000


                                                                                           2001                2000
                                                                                      (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                       $         (118,455)  $         (47,513)
    Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
         Amortization                                                                         175,737                   -
         Interest on subordinated bonds                                                        65,175               3,763
         Unrealized appreciation of loan value                                               (271,210)                  -
         Reserve for securitization bonds                                                    (220,325)
    Changes in operating assets and liabilities:
         Accounts payable                                                                      69,255              33,260
         Accrued expenses and others                                                           10,783                   -
         Prepaid expense                                                                         (546)                  -
                                                                                    -----------------   -----------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                           (289,586)            (10,490)
                                                                                    -----------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of mortgage loans                                                           (38,302,954)                  -
    Principal collected on mortgage receivable                                                162,979                   -
    Purchases of loan receivable                                                           (1,317,029)           (870,621)
                                                                                    -----------------   -----------------
         NET CASH USED IN INVESTING ACTIVITIES                                            (39,457,004)           (870,621)
                                                                                    -----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital contributions                                                                      55,000             758,750
    Debt issuance costs incurred                                                           (1,010,224)            (33,903)
    Loans to Parent                                                                        (1,345,000)                  -
    Net changes in due to affiliate                                                           166,710                   -
    Proceeds from subordinated bonds                                                        5,912,000             500,000
    Proceeds from securitization bonds                                                     38,185,919                   -
    Principal repayments of securitization bonds                                             (162,979)                  -
                                                                                    -----------------   -----------------
         CASH FLOW PROVIDED BY FINANCING ACTIVITIES                                        41,801,426           1,224,847
                                                                                    -----------------   -----------------
         NET INCREASE IN CASH                                                               2,054,836             343,736

CASH, Beginning                                                                               532,858             189,122
                                                                                    -----------------   -----------------
CASH, Ending                                                                       $        2,587,694   $         532,858
                                                                                    =================   =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the years:
       Interest                                                                    $          422,718   $               -
                                                                                    =================   =================
       Taxes                                                                       $                -   $               -
                                                                                    =================   =================
    Non-cash investing and financing activities:
       Debt issuance costs paid by Parent                                          $                -   $         334,767
                                                                                    =================   =================

1.   Description of the Company:

On June 8, 1998, IBF VI - Secured Lending Corporation (the "Company" or "IBF VI") was formed to engage in the business of making and purchasing loans secured by real estate related obligations and holding and disposing of such assets. The Company is wholly-owned by InterBank Funding Corporation (the "Parent"). Both the Company and its Parent are located in Washington, D.C.

The accompanying Statements of Operations and Cash Flows for the year ended December 31, 2001 have been revised to report amounts previously included in Interest Income and Consulting Fee as Unrealized Appreciation of Loan Value to better report the Company's investment activities. The revisions have no effects on the Company's net loss, stockholders' equity and total assets. Amounts reflected are presented on the following table:

                                                       As Previously
                                                         Reported          Restatement
                     Line Item                           in 10-KSB         Adjustments         As Restated
   -----------------------------------------------    ----------------     ---------------     ---------------
   Balance Sheet:
      Total Assets                                 $    45,915,554     $              -        $   45,915,554
      Total Liabilities                                 44,563,561                    -            44,563,561
      Accumulated deficit                                  206,542                    -               206,542

   Statement of Operations:
      Total Investment Income                              640,306             (297,624)              342,682
      Total Expenses                                       732,347                    -               732,347
      Unrealized Appreciation (Depreciation)
         of Loan Value                                     (26,414)             297,624               271,210)
      Net Loss                                            (118,455)                   -              (118,455)


2.       Summary of Significant Accounting Policies:

Basis of Presentation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, IBF VI- Asset Securitization Corp., after elimination of intercompany accounts and transactions. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. Certain prior year amounts have been reclassified to conform with current period presentation.

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

 In connection with the SEC investigation (see Note 9), a further amount of approximately $1,778,000 was put in an other escrow account subsequent to year end. These amounts are to be returned to the Company upon the favorable resolution of the SEC investigation.






Debt Issuance Costs:

Debt issuance costs represent costs incurred in connection with the Company's public offering of subordinated bonds. Such costs are capitalized and are being amortized over the life of the bonds.

Investment Valuation:

The Company's investments, as set forth in Notes 3 and 4, include securitized mortgage loans and commercial loans. These investments are not readily marketable and are not listed on an exchange or quoted in an open market. These investments are stated at fair value as determined by the Company's management. In determining fair value, management considers relevant qualitative and quantitative information available. This includes such factors as the financial condition and operating results of each company, the economic and market conditions affecting its operations, and any subsequent events or financing transactions that may be indicative of change in value.

The fair value assigned to the investments described above are based on available information and do not necessarily represent amounts that might ultimately be realized, since such amounts depend on future circumstances. Investment valuation is conducted by management annually and more often if circumstances warrant. Unrealized appreciation or depreciation on investments as a result of changes to management's estimate of investment fair value is recorded in the statement of operations. Realized gains and losses include those amounts that result from the disposal/sale of investments, as well as loan charge-offs and recoveries.

Interest earned on mortgage and commercial loans is accrued at the contractual rate and credited to income based upon the principal amount outstanding. It is the policy of management to discontinue the accrual of interest and reverse previously accrued but unpaid interest in the event that the quality of the credit has deteriorated to the extent that collectibility of all interest and/or principal cannot be reasonably expected. Collections of interest and principal on loans in non-accrual status and considered impaired are generally applied as a reduction to the outstanding principal. Once future collectibility has been established, interest income may be recognized on a cash basis.

Discounts and premiums on purchased loans are amortized to income using the interest method over the expected term of the purchased loans.

Concentrations of Credit Risk:

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Company's loans are subject to higher levels of credit risk than traditional loans. Significant work or effort on the part of management may be required in the collection process of some of the corporation's exposures.

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

3.       Loans Receivable, at Fair Value:

At December 31, 2001 and 2000, loans receivable is valued at cost which is approximately equal to the fair value based upon independent appraisals. Loans receivable consists of the following:


                                                                                   2001                2000
                                                                              ----------------    ---------------
Loan receivable-RAR Ocean LP, bears interest at 25% as amended on May 18, 2001
(interest at 24% through April 30, 2001) and due on May 31, 2002. The loan is secured by certain real property. The loan balance includes unrealized appreciation of $246,957 and $-0-, respectively.
                                                                               $      1,349,907    $       870,621
Loan receivable-Best Western, bears interest at 12% and due on June 22, 2002.
The loan is personally guaranteed, under certain circumstances, by the owner of the borrower and secured by a management contract. The loan balance includes unrealized appreciation of $50,667 (see Note 12).
                                                                                      1,135,367                  -
                                                                               ----------------    ---------------

                                                                               $      2,485,274    $       870,621
                                                                               ================    ===============



4.       Mortgage Loans/Securitization Bonds:

On November 27, 2001, a wholly owned subsidiary of the Company, along with certain affiliates invested in a pool of mortgages subject to various debt instruments. The Company invested $338,194 (including other costs of $48,009) representing approximately 7.58% of the investment of the Company and its affiliates. The investments are in approximately 3,000 residential mortgages with an average balance of approximately $160,000 with the highest balance under $1,000,000. The mortgages include conventional, adjustable-rate, fully amortizing and balloon, first lien residential mortgage loans, with original terms to a stated maturity of up to 30 years. The mortgage loans were originated generally in accordance with underwriting guidelines that are less stringent than Fannie Mae and Freddie Mac guidelines. As a result, such mortgage loans are likely to experience higher rates of delinquency, foreclosure and bankruptcy than mortgage loans underwritten in accordance with higher standards. All loans are serviced by unrelated servicers. Such loans are carried at original cost, less unrealized depreciation in loan value of $26,414, representing estimated bad debts incurred, such carrying cost approximates fair value.

The subsidiary, which records its 7.58% of all assets and liabilities of the mortgage pools, is consolidated in the financial statements. The accounting for the transaction is governed by SFAS 140, "Accounting for Transfers and Servicing or Financial Assets and Extinguishments of Liabilities" which requires consolidation of the subsidiary if the Company relinquishes all control; as the Company has retained the right to buy back the mortgages under certain circumstances, it has consolidated the subsidiary. The Company is not obligated under the pool's debt instruments, accordingly its financial exposure is limited to its investment.

A summary of the balances involved is the following:


                                                          The Company            Affiliates              Total
                                                       ------------------     ------------------    ----------------
               Class A1                            $         22,879,175   $       277,120,825    $    300,000,000
               Class A2                                       7,283,204            88,216,796          95,500,000
               Class M1                                       2,364,181            28,635,819          31,000,000
               Class M2                                       1,906,598            23,093,402          25,000,000
               Class B                                        1,792,202            21,707,798          23,500,000
               Class R                                                4                    46                  50
                                                       ------------------     ------------------    ----------------
                        Mortgage Loans                       36,225,364           438,774,686         475,000,050
               Class AIO                                      1,960,555            23,746,945          25,707,500
                                                       ------------------     ------------------    ----------------
                        Securitization Bonds       $         38,185,919   $       462,521,631    $    500,707,550
                                                       ==================     ==================    ================

Mortgage loans at December 31, 2001 consist of the following:


                                                          The Company            Affiliates              Total
                                                       ------------------     ------------------    ----------------
       Beginning principal                         $         36,225,364   $      438,774,686     $    475,000,050
       Principal payments                                       162,979            1,974,063            2,137,042
                                                       ------------------     ------------------    ----------------
       Balance at December 31, 2001                          36,063,385          436,800,623          472,863,008
       Mortgage premium, net                                  1,772,217           16,751,848           18,524,065
       Deferred mortgage costs, net                             297,364            3,176,872            3,474,236
       Unrealized depreciation of loan value                    (26,414)            (319,941)            (346,355)
                                                       ------------------     ------------------    ----------------
                Mortgage Loans                     $         38,105,552   $      456,409,402    $     494,514,954
                                                       ==================     ==================    ================


Securitization bonds at December 31, 2001 consist of the following:


                                                          The Company            Affiliates              Total
                                                       ------------------     ------------------    ----------------
       Beginning principal                         $         38,185,919   $     462,521,631      $    500,707,550
       Principal payments                                       162,979           1,974,063             2,137,042
                                                       ------------------     ------------------    ----------------
       Balance at December 31, 2001                          38,022,940         460,547,568           498,570,508
       Class X reserve                                         (220,325)         (5,814,428)           (6,034,753)
                                                       ------------------     ------------------    ----------------
                Securitization Bonds               $         37,802,615   $     454,733,140      $    492,535,755
                                                       ==================     ==================    ================

Because of the financing structure whereby the financing, other than Class AIO, returns pass through rates from approximately 2.33% to 4.89% while the mortgages generally provide returns of not less than 6.1% per annum and not more than 15.0% per annum, the Class AIO return was predicted at approximately 24%. As the Class AIO certificates are interest only and dependent on LIBOR interest rates, default rates, repayment rates, etc., it is not possible to predict repayment rates or return over the life of the investment. However, as of March 31, 2002, approximately four months into this investment, the mortgages are performing as anticipated.

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

8.       Related Party Transactions:

IBF Management Corp. ("IBF Management") and InterBank Consultants, Inc. ("IB Consultants"), affiliates of the Parent, provide to the Company certain administrative and support services for a fee. The annual management fee will pay for certain costs of operating the Company for which IBF Management is responsible. Total management fee incurred during the year ended December 31, 2001 was $37,970. In addition, the Company paid finder fees to other affiliates.

During the development stage, overhead costs incurred by the Company were absorbed by IBF Management, as required under the subordinated bond agreement. IBF Management computed the portion of its payroll, rent equipment leases and other expense applicable to the Company. Such amount was treated as an expense in the financial statements and a concomitant contribution to the Company's capital. Total amount applicable to the Company was $43,750 for the year ended December 31, 2000.

9.       SEC Investigation:

On December 20, 2001, the Securities and Exchange Commission commenced a formal investigation of IBF VI, its parent and certain of its affiliates. IBF VI and its affiliates believe that they have not violated the federal securities laws and are cooperating fully with the investigation. The IBF VI understands that the Staff of the SEC intends to recommend that the Commission authorize an enforcement action against the Company that would allege that they are a 1940 Act Company and other issues relating to disclosure. The Company believes that an action by the SEC would be without merit and the Company is in discussions with the Staff in an effort to persuade it that such an action is not warranted. While the Commission may or may not follow any recommendation of the Staff, if an action were to be instituted against IBF VI or its affiliates, the Company's business could be materially adversely affect.

10.      Accounting Developments:

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

11.      Subsequent Event (Unaudited):

Chapter 11 Filing:

As a result of the SEC investigation (see Note 9), the Company suspended its bond offering as of January 31, 2002. Since the Company is unable to settle with the SEC on its investigation, and the bond offerings are unable to resume, the Company will have difficulties in meeting its obligations and to fund its operations. Accordingly, on June 7, 2002, the Company filed a voluntary petition with the United States Bankruptcy Court under the provisions of Chapter 11 of the Bankruptcy Code. The petition was filed in the United States Bankruptcy Court for the Southern District of New York (Case No. 02-41591). No trustee, receiver fiscal agent or similar officer has been appointed with respect to the Company, its parent or any affiliate, which continue to operate their businesses as debtors in possession. The accompanying financial statements do not include any adjustments that might result from the outcome of this event.

Loans Receivable - Best Western:

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