Form 10-Q
period 2002-03-31
IBF VI GUARANTEED INCOME FUND
filed 2002-07-01
CIK 1077030

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended March 31, 2002

                        Commission File Number: 333-71091



                      IBF VI - Secured Lending Corporation

State of Incorporation:  Delaware   I.R.S. Employer I.D.:  52-2139510

                           1733 Connecticut Avenue, N.W.
                              Washington, D.C.  20009
                                   (202) 588-7500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.


Yes      X                 No
     -------------             ----------------------


There were 1,000 shares of Common Stock outstanding at May 30, 2002.

                IBF VI - Secured Lending Corporation and Subsidiary
                                  Balance Sheets


                                      ASSETS
                                                                                          March 31,        December 31,
                                                                                             2002              2001
                                                                                         (Unaudited)        (Audited)
ASSETS:
    Cash                                                                              $      2,613,884  $      2,587,694
    Loans receivable, at fair value                                                          2,654,150         2,485,274
    Mortgage loans                                                                          37,434,267        38,105,552
    Prepaid expenses                                                                               137               546
    Due from Parent                                                                          1,345,000         1,345,000
    Debt issuance costs, net                                                                 1,496,620         1,391,488
                                                                                      ----------------  ----------------
       TOTAL ASSETS                                                                   $     45,544,058  $     45,915,554
                                                                                      ================  ================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                  $        163,230  $        102,515
    Accrued expenses                                                                            23,888            10,783
    Subordinated bonds                                                                       7,206,676         6,480,938
    Securitization bonds                                                                    36,912,666        37,802,615
    Due to affiliate                                                                                 -           166,710
                                                                                      ----------------  ----------------
       TOTAL LIABILITIES                                                                    44,306,460        44,563,561
COMMITMENTS AND CONTINGENCIES                                                                        -                 -

STOCKHOLDERS' EQUITY:
    Common stock, $1 par value, 1,000 shares authorized,
       issued and outstanding                                                                    1,000             1,000
    Additional paid-in capital                                                               1,557,535         1,557,535
    Accumulated deficit                                                                       (320,937)         (206,542)
                                                                                      ----------------  ----------------
       TOTAL STOCKHOLDERS' EQUITY                                                            1,237,598         1,351,993
                                                                                      ----------------  ----------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $      45,544,058  $     45,915,554
                                                                                      ================  ================

      IBF VI - Secured Lending Corporation and Subsidiary
                   Statements of Operations
      For The Three Months Ended March 31, 2002 and 2001
                          (Unaudited)


                                                                           2002                     2001
INVESTMENT INCOME:
    Interest income                                               $             980,064   $                     -
    Commitment fee                                                               41,896                         -
                                                                  ---------------------   -----------------------
    TOTAL INVESTMENT INCOME                                                   1,021,960                         -
                                                                  ---------------------   -----------------------
EXPENSES:
    Interest expense                                                            884,839                    11,596
    Servicers' fee                                                               97,774                         -
    Management fee                                                               32,559                         -
    Amortization expense                                                         68,919                    28,347
    General and administrative                                                   19,763                     1,318
                                                                  ---------------------   -----------------------
    TOTAL EXPENSES                                                            1,103,854                    41,261
                                                                  ---------------------   -----------------------
    NET INVESTMENT LOSS                                                         (81,894)                  (41,261)

UNREALIZED APPRECIATION (DEPRECIATION)
OF LOAN VALUE                                                                   (32,501)                   50,085
                                                                  ---------------------   -----------------------
    NET INCOME (LOSS)                                             $            (114,395)  $                 8,824
                                                                  =====================   =======================

            IBF VI - Secured Lending Corporation and Subsidiary
                         Statements of Cash Flows
            For the Three Months Ended March 31, 2002 and 2001
                                (Unaudited)


                                                                                    2002                   2001
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                     $             (114,395)  $            8,824
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Amortization                                                                     68,919               28,347
         Interest on subordinated bonds                                                   55,738                    -
         Unrealized (appreciation) depreciation of loan value                             32,501              (50,085)
    Changes in operating assets and liabilities:
         Prepaid expenses                                                                    409                  (28)
         Accounts payable                                                                 60,715               88,223
         Accrued expenses                                                                 13,105                    -
                                                                          ----------------------   ------------------
         CASH FLOW PROVIDED BY OPERATING ACTIVITIES                                      116,992               75,281
                                                                          ----------------------   ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Collection on mortgage loans                                                         638,784                    -
    Purchase of loan receivable                                                         (168,876)                   -
                                                                          ----------------------   ------------------
         CASH FLOW USED IN INVESTING ACTIVITIES                                          469,908                    -
                                                                          ----------------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Debt issuance costs incurred                                                        (174,051)            (206,681)
    Loans to Parents                                                                           -             (795,000)
    Payments to affiliate                                                               (166,710)                   -
    Repayments of subordinated bonds                                                     (22,000)                   -
    Proceeds from issuance of subordinated bonds                                         692,000              598,425
    Repayments of securitization bonds                                                  (889,949)                   -
                                                                          ----------------------   ------------------
         CASH FLOW USED IN FINANCING ACTIVITIES                                         (560,710)            (403,256)
                                                                          ----------------------   ------------------
         NET INCREASE (DECREASE) IN CASH                                                  26,190             (327,975)

CASH, Beginning                                                                        2,587,694              532,858
                                                                          ----------------------   ------------------
CASH, Ending                                                              $            2,613,884   $          204,883
                                                                          ======================   ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the periods for:
       Interest                                                           $              829,101   $           11,596
                                                                          ======================   ==================
       Taxes                                                              $                    -   $                -
                                                                          ======================   ==================

1.   Basis of Presentation:

The accompanying unaudited financial statements of IBF VI - Secured Lending Corporation and Subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the periods ended March 31, 2002 and 2001 are unaudited and include all adjustments, which in the opinion of management, are necessary in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report (Form 10KSB) filed with the Securities and Exchange Commission for the year ended December 31, 2001.

2.   The Company:

On June 8, 1998, IBF VI - Secured Lending Corporation (the "Company" or "IBF VI") was formed to engage in the business of making and purchasing loans secured by real estate related obligations and holding and disposing of such assets. The Company is wholly owned by InterBank Funding Corporation (the "Parent"). Both the Company and its Parent are located in Washington, D.C.

3.   Unrealized Appreciation of Loan Value:

The unrealized appreciation of loan value has been estimated as equaling the interest accrued during the period.

SEC Investigation:

On December 3, 2001, the Securities and Exchange Commission commenced a formal investigation of the Company, its parent and certain of our affiliates. The Company and its affiliates believe that we have not violated the federal securities laws and are cooperating fully with the investigation. The Company understands that the Staff of the SEC is recommending that the Commission authorize an enforcement action against the Company that would allege that it is an Investment Company under the Investment Company Act of 1940 and other issues relating to disclosure. The Company believes that an action by the SEC would be without merit. While the Commission may or may not follow any recommendation of the Staff, if an action were to be instituted against IBF VI or its affiliates, the Company's business could be materially adversely affected.

5.   Loans Receivable - Best Western:

In January 2002, the Company exercised its remedies under the Loan and Security Agreement and related documents to assume control of Ganesh Hospitality, the entity that owns the Best Western (see Note 3). In this regard the Company removed the existing officers and directors and replaced them with the president of the Company. The Company also obtained an injunction prohibiting the former controlling parties of Ganesh from interfering with the operations of the property. The Company removed the existing property management company and installed Crossroads Hospitality Management Company as the new property management company. During the quarter ended March 31, 2002, the Company incurred legal fee of $63,201 and advanced $25,000 to fund the operations. Both amounts are included as loan receivable in the accompanying balance sheet.

6.   Chapter 11 Filing:

As a result of the SEC investigation (see Note 4), the Company suspended its bond offering as of January 31, 2002. Since the Company has been unable to settle with the SEC on its investigation and the bond offerings are unable to resume, the Company will have difficulties in meeting its obligations and to fund its operations. Accordingly, on June 7, 2002, the Company filed a voluntary petition with the United States Bankruptcy Court under the provisions of Chapter 11 of the Bankruptcy Code. The petition was filed in the United State Bankruptcy Court for the Southern District of New York (Case No. 02-41591). No trustee, receiver fiscal agent or similar officer has been appointed with respect to the Company, its Parent or any affiliates, which continue to operate their businesses as debtors in possession. The accompanying financial statements do not include any adjustments that might result from the outcome of this event.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total investment income for the three-month period ended March 31, 2002 was $1,021,960 compared to $0 for the comparable period ended March 31, 2001. The 2002 income consisted of $980,064 of interest income and $41,896 in fee income. The interest income was comprised of $89,807 from our loans receivable portfolio and $890,257 was interest earned on our share of the pool of residential mortgage loans we acquired jointly with affiliates.

Our principal operating expense for the period ended March 31, 2002 was interest expense of $884,839 compared to $11,596 for the 2001 period. The increase in 2002 was primarily a result of the interest expense paid on our share of mortgage backed bonds used to finance the acquisition of the pool of residential mortgage loans, which was $691,069 in 2002 compared to $0 in 2001, and the interest in the amount of $193,770 we paid on our outstanding subordinated bonds in 2002, compared to $11,596 paid in 2001.

We incurred servicer fees of $97,774 for the period ended March 31, 2002 compared to $0 for the period ended March 31, 2001. This was comprised of the company's share (7.58%) of the total servicer expense pool and other securitization expenses related to the residential mortgage loan pool.

We incurred amortization expense in the amount of $68,919 for the period ended March 31, 2002 compared to $28,347 for the period ended March 31, 2001. This non-cash expense consists of amortization of debt issuance costs relating to our public subordinated bond offering.

General and Administrative expenses for the period ended March 31, 2002 were $19,757 compared to $1,318 for the period ended March 31, 2001. Accounting fees paid to our outside independent accountants for audit services and assistance in preparing our reports filed with the Securities and Exchange Commission contributed to the increase in this expense.

Unrealized appreciation of loan value for the period ended March 31, 2002 was an expense of $32,501. This consisted of a reserve for loan losses in the residential mortgage pool at a level deemed appropriate by management. In 2001 the company had unrealized appreciation of loan value amounting to $50,085 as the value of our loan portfolio increased. There was no reserve for loan loss on the residential mortgage pool in 2001.

Overall operations during the period ended March 31, 2002 resulted in a net loss of $114,395 compared to a net profit of $8,824 for the period ended March 31, 2001.

Liquidity and Capital Resources

Our principal sources of cash are interest income and fees generated from our lending and investment activity, proceeds of our offering of bonds to investors, interest on our cash pending its use in our business, borrowings collateralized by our mortgage loans and other real estate related assets, and capital contributions by our parent company. Our principal uses of cash are the funding of loans we originate, the cost of loans and other investments we purchase, interest payable on borrowings we use to fund the acquisition of loans and other investments and interest payable ton our outstanding bonds.

During the three-month period ended March 31, 2002 we received net proceeds of approximately $692,000 from the sale of bonds to investors compared to $598,425 in the three-month period ended March 31, 2001. Out total outstanding subordinated bonds were $7,206,676 and $1,098,425 at March 31, 2002 and 2001, respectively, net of redemptions.

During the period ended March 31, 2002 we used cash to fund a loan in the amount of $50,000. We, together with affiliates, also purchased Net Interest Margin bonds (NIM) for an aggregate purchase price of $1,928,409 during the three-month period ended March 31, 2002. Our share of the purchase price was $146,173.

During the period ended March 31, 2002, our operations generated earnings before interest, taxes, depreciation, and amortization, or "EBITDA," in the amount of $871,864 compared to ($1,318) in the comparable 2001 period. Adding Interest and Amortization costs to EBITDA, the company sustained a net investment loss of $81,894 in the period ended March 31, 2002 and a net investment loss of $41,261 in the period ended March 31, 2001.

As of March 31, 2002, we had approximately $2,613,900 cash on hand. Based on the amount of bonds and other interest-bearing obligations outstanding as of that date, we estimate that our debt service obligations for the remainder of 2002 will be approximately $550,000. While cash flow from operations alone may not be sufficient to fund our obligations, we believe that cash flow from operations and existing liquidity will be sufficient to fund these obligations.

The company, its parent and other affiliated companies are currently subject to an investigation by the Securities and Exchange Commission. To date, the SEC investigation has cost the companies more than $2.5 million in legal fees and other defense-related costs, which were initially funded by the parent. During the three-month period ending June 30, 2002, the company reimbursed the parent a total of $575,000, which represents its share of the defense-related expenses. This amount will be reflected as an expense on the company's statement of operations for the period ending June 30, 2002, and the company's share of future defense-related expenses will be reflected in future statements of operations, thus affecting the company's reported income or loss for those periods. As a result of the investigation, we suspended our bond offering as of January 31, 2002 and placed in escrow approximately $1,250,000 of gross proceeds from sales of bonds that occurred between December 17, 2001 and January 31, 2002. Based on our average cost of money during this period, IBF VI Secured Lending Corporation has experienced negative arbitrage of over $87,000 during this period. This negative arbitrage results from the fact that the company has continued to pay investor interest and various other costs associated with the raising of these currently escrowed funds while it has been unable to take advantage of the opportunity to invest these funds as they continue to remain in escrow.

PART II.  OTHER INFORMATION

Item 4.  Legal Proceedings

For information concerning an SEC investigation of the company and the company's filing of a voluntary petition with the United States Bankruptcy Court under the provisions of Chapter 11 of the Bankruptcy Code, see the company's annual report on Form 10-KSB, as amended, for the year ended December 31, 2001, and the Notes to the Financial Statements included in this report.

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

None.

b.       Reports on Form 8-K.

None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IBF VI - SECURED LENDING CORPORATION

/s/SIMON A. HERSHON

Simon A. Hershon
Chief Executive Officer (Principal Executive Officer)

/s/STEVEN SALZMAN

Steven Salzman
Chief Financial Officer (Principal Accounting Officer)



June 28, 2002