Form 10-K
period 2003-12-31
IBF VI GUARANTEED INCOME FUND
filed 2004-03-30
CIK 1077030

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K*

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE PERIOD FROM DECEMBER 10, 2003 TO DECEMBER 31, 2003 COMMISSION FILE NUMBER 333-71091*

                            IBF FUND LIQUIDATING LLC
              -----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

           DELAWARE                                      06-1708882
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

 C/O ARTHUR STEINBERG, AS ICA TRUSTEE
          KAYE SCHOLER LLP
         425 PARK AVENUE
        NEW YORK, NEW YORK                                 10022
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

                                 (212) 836-8564
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

--------------------------------------------------------------------------------
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ ] NO [ ]
         Not applicable.
--------------------------------------------------------------------------------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
         Not applicable.
--------------------------------------------------------------------------------
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
YES [ ] NO [X]
--------------------------------------------------------------------------------
State the aggregate market value of the voting and non-voting common equity held by non-affiliates.
         Not applicable.
--------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
--------------------------------------------------------------------------------

*IBF Fund Liquidating LLC (the "Company") is the transferee of the assets and certain liabilities of IBF Collateralized Finance Corporation ("CFC"), IBF VI - Secured Lending Corporation ("SLC") and IBF Premier Hotel Group, Inc. ("IBF Hotel" pursuant to the First Amended Joint Liquidating Plan of Reorganization (the "Plan") with Respect To InterBank Funding Corp. ("IBF"), SLC, CFC, and IBF Hotel (collectively, the "Debtor") that was confirmed by order of the United States Bankruptcy Court for the Southern District of New York dated August 14, 2003 and approved in all respects by order dated September 5, 2003 of the United States District Court for the Southern District of New York. On December 10, 2003, the Plan went effective with respect to CFC, SLC and IBF Hotel. Pursuant to oral no action relief provided by the Office of Chief Counsel, Division of Corporate Finance of the Commission on August 12, 2003 (the "No Action Relief"), the Company is submitting this report under cover of Form 10-K under SLC's former Commission file number. Pursuant to the No Action Relief, this report need not and does not comply with all of the requirements of Form 10-K and is not deemed filed pursuant to Section 13 of the Securities Exchange Act of 1934.

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

As reported to the ICA Trustee (as herein defined), InterBank Funding Corp. ("IBF") was formed in and around 1995 to make investments in operating businesses, operating hotels, real estate development and properties, securitization assets and other investments by raising investment capital through offerings of debt and equity securities - typically, unsecured high-yield notes sold in private placements through registered broker-dealers. By January 31, 2002, the various funds established by IBF had raised approximately $187 million in investment capital. IBF Collateralized Finance Corporation ("CFC") and IBF VI - Secured Lending Corporation ("SLC") were two such funds that survived a series of merger transactions in 2001 CFC and SLC were owned by IBF. All of the issued and outstanding equity capital of IBF was owned by Simon A. Hershon.

On June 7, 2002, IBF, CFC and SLC each filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Southern District of New York. IBF Premier Hotel Group ("IBF Hotel") filed its voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Southern District of New York on November 4, 2002. The Debtors' chapter 11 cases were consolidated and were jointly administered.

On July 23, 2002, the United States Securities and Exchange Commission (the "Commission") filed a complaint against IBF, CFC, SLC and Mr. Hershon (the "Parties"), in the United States District Court for the Southern District of New York, (the "District Court") commencing a proceeding Securities and Exchange Commission v. IBF Collateralized Finance Corp., et al., No. 02-CV-5713 (JSM) (the "SEC Litigation"). Generally, the Commission alleged that CFC and SLC were operated as unregistered investment companies in violation of the Investment Company Act of 1940, and that certain disclosures made by IBF, CFC and SLC to investors in various debt financings were misleading. On motion of the Commission in the SEC Litigation, the District Court on December 5, 2002 granted summary judgment and appointed Arthur J. Steinberg as trustee ("Mr. Steinberg," "ICA Trustee" or the "Manager") under the Investment Company Act for CFC, SLC and their subsidiaries.

Since his appointment on December 5, 2002, Mr. Steinberg assumed all management responsibilities for CFC and SLC and formulated the First Amended Joint Liquidating Plan of Reorganization (the "Plan") of IBF, CFC, SLC and IBF Hotel (the "Debtors").

On May 28, 2003, Mr. Steinberg, as ICA Trustee filed the Plan, which was the culmination of discussions and negotiations, and reflects the settlements and compromises reached by Mr. Steinberg, the Debtors, the committee of unsecured creditors appointed under the Bankruptcy Code (the "Committee") and the staff of the Commission.

The Plan provided for, among other things; the substantive consolidation of CFC, SLC and, IBF Hotel. The Bankruptcy Court confirmed the Plan on August 14, 2003 and the Plan went effective with respect to CFC, SLC and IBF Hotel on December 10, 2003 (the "Effective Date"). On the Effective Date, Mr. Steinberg, as ICA Trustee made the initial distributions required by the Plan. Assets of the Debtors remaining after this distribution were assigned, depending on the Debtor, to either the IBF Fund Liquidating LLC (the "Company") or IBF Liquidating LLC, along with certain liabilities and pending claims against the Debtors. Both of these entities are managed by Mr. Steinberg in his separate capacity as the Manager, and are monitored by the Committee, the Bankruptcy Court and the District Court pursuant to the Plan. On or about the Effective Date, membership interests in the Company ("Membership Interests") were distributed to holders of allowed general unsecured claims pro rata in accordance with the amount of their claims such holders, (the "Members").

On the Effective Date, after the Debtors' assets were transferred to the Company, all outstanding shares of the Debtors were automatically deemed canceled and the Debtors dissolved by operation of the Plan.

The Manager maintains a registry of Membership Interests in the Company and IBF Liquidating LLC; no certificates representing ownership of the Membership Interests have been or will be issued. The terms of the

Company's operating agreement provide that the Membership Interests of a Member may not be transferred; provided that the Membership Interests may be assignable or transferable by will, intestate succession, or operation of law or by order of a court of competent jurisdiction, upon written notice to, and written approval of, the Manager, which approval may be withheld or conditioned as the Manager deems necessary or advisable in its sole discretion.

The Company was organized for the purposes of liquidating, collecting and maximizing the cash value of its assets, making distributions in accordance with the terms of the Plan, and taking actions as are necessary or appropriate to accomplish those purposes, including holding cash in the form of cash, money market funds, treasury bills or other cash equivalents, holding assets for the benefit of the Members, making limited additional investments in assets in certain instances to preserve and maximize the value of the assets and permit the orderly liquidation of those assets, enforcing the rights of the Members, and defending claims against such assets. With limited exceptions for pre-approved investments specified in the Plan and also reflected in the Company's operating agreement, and for additional investments in an asset of an aggregate of $250,000 or less, which investments the Manager may make in the exercise of his business judgment, all additional investments in assets held by the Company made by the Manager are subject to oversight of the District Court or the Committee:

         - If the aggregate additional investment would be for an amount between $250,001 and $1,000,000, the Manager must obtain the prior consent of the Committee or, in the absence of such consent, the Manager must receive the approval of the District Court and provide notice to the Committee and an opportunity for hearing before the District Court.

         - If the aggregate additional investment would equal or exceed $1,000,000, the Manager must receive the approval of the District Court and provide notice to all of the Members of the Company and an opportunity for hearing before the District Court.

The Manager expects to terminate the Company and make final distributions with respect to the Company pursuant to the Plan upon the earlier of (i) the fifth anniversary of the Effective Date and (ii) the date on which the Manager determines, in his business judgment, that (a) all assets of the Company have been liquidated, all causes of action have been resolved and there are no potential sources of additional cash for distribution; (b) there remain no claims against the applicable Debtor(s); (c) all debts and other obligations of the Company have been paid or otherwise provided for; and (d) he is in a position to make a final distribution in accordance with applicable law. The existence of the Company may, however, be extended to more than five years if the Manager applies for and obtains approval of the District Court and, prior to such extension, the Manager has made a request for and has received additional no-action assurances from the Commission.

Pursuant to oral no action relief provided by the Office of Chief Counsel, Division of Corporate Finance of the Commission (the "No Action Relief"), the Company is exempt from the reporting requirements of the Securities Exchange Act of 1934, as amended. However, pursuant to the No Action Relief, the Manager is required to issue reports to the Members annually and upon termination of the Company showing the assets and liabilities of the Company at the end of each year and upon termination and the receipts and disbursements of the Manager for each such period and event. The annual reports also will describe the changes in the Company's assets and liabilities during the reporting period, and any action taken by the Manager during the period in the performance of the Manager's duties that have not been previously reported. The financial statements contained in such reports will be prepared in accordance with generally accepted accounting principles; however, the financial statements will not be audited by independent public accountants. The annual reports furnished to the holders of Membership Interests are filed with the Commission under cover of Form 10-K using SLC's Commission file number. Pursuant to the No Action Relief, these annual reports will not be deemed filed pursuant to Section 13 of the Exchange Act.

Pursuant to the No Action Relief, the Manager will cause the Company to file with the Commission a current report under cover of Form 8-K using SLC's Commission file number whenever an event with respect to the Company occurs that would require the filing of Form 8-K by a company registered under the Exchange Act or whenever a material event relating to the Company's assets or liabilities has occurred, such as an interim distribution. The Plan contemplates that the Company will make interim distributions approximately every 180 days, so long as there are funds available for such purpose. Twenty days before each proposed interim distribution, the ICA Trustee must file with the District Court, and serve on each Member of the Company, a report detailing (i) all actions taken during the prior six month period, (ii) the financial condition of the Company and (iii) the amount and source of the proposed distribution. All interested parties will have an opportunity to object to the proposed distribution, with any objection to be resolved by the District Court. A current report under cover of Form 8-K will be filed in connection with each interim distribution, disclosing the information required by the Plan. Pursuant to the No Action Relief, these current reports will not be deemed filed pursuant to Section 13 of the Exchange Act. Copies of each current report filed under cover of Form 8-K also will be sent to holders of Membership Interests.

TAX TREATMENT

The Company will issue an annual information statement to the Members with tax information for their tax returns. Members are urged to consult with their own tax advisors as to their own filing requirements and the appropriate tax reporting of this information on their returns.

MEETINGS

Generally, there will be no meetings of the Members. However, the Manager may at any time call a meeting of the Members to be held at such time and at such place as the Manager shall determine.

DISTRIBUTIONS

During the period from December 10, 2003 through December 31, 2003, the Manager made a liquidating distribution pursuant to the Plan to the Members of approximately $19 million.

PROPERTY SALES

No property was sold during the period from December 10, 2003 through December 31, 2003.

EMPLOYEES

The Company has two (2) full-time employees and that will be reduced to one (1) employee as of April 15, 2004.

ITEM 2.  ASSETS.

The following is a description of the Company's assets. The Company's assets can be categorized as investments in Operating Businesses, Operating Hotels, Real Estate Development Properties and Securitization Assets. Note that the dollar amounts of certain investments set forth do not reflect the realizable value of such assets upon disposition, but rather constitute the net investment in such assets made by the Debtors. Many of these assets are subject to risks and many of the loans are in default with the amount of recovery by the Company uncertain. The financial data set forth in Items 6 and 8 are based on asset valuations performed as of December 10, 2003, assuming each of the assets were put up for sale immediately and disposed of to a third party in an orderly process, as adjusted for operating activities from December 10, 2003 through December 31, 2003. The market for such assets is difficult to determine and is subject to significant changes over time. There can be no assurance that the Company will be successful in disposing of the assets for values approximating those currently estimated by us.

         Operating Businesses. The Company owns approximately $951,618 in loans (principal only) in BancCap Funding, LLC; a $4,909,568 promissory note (principal only) with respect to Capstone Capital, LLC; a $9,395,540 one year demand note (principal only) and approximately $800,000 in equity investments in American Benefit Resources, Inc.; two notes totaling approximately $11,359,044 (principal only) and approximately $1,732,600 in equity investments in Tuned in Sports; and a $5,400,000 promissory note (principal only) and approximately $14,176,373 in equity investments in U.S. Mills, Inc.

         Operating Hotels. The Company owns a $1,183,303 subordinated note (principal only) and an equity interest in Ganesh Hospitality, Inc. ("Ganesh") with respect to Best Western (loan made to Ganesh for the purchase of a Best Western hotel in Orlando, FL); a $2,504,962 subordinated note (principal only) and an equity interest in Sita Resorts, Inc. ("Sita") with respect to Comfort Inn (loan to Sita for the purchase of a Comfort Inn hotel in Orlando
         FL); approximately $1,956,525 in loans (principal only) with respect to the Fairfield Inn (loan to IBF Hotel to buy a 90% limited partnership interest in Vinings Partners LP for the purchase of a Fairfield Inn in Vinings, GA); and a $2,087,080 first mortgage loan (principal only) with respect to Hilton Garden Inn (loan to IBF Hotel to buy a 75% limited partnership interest in Chisholm Partners, Ltd., for the purchase of a Hilton Garden Inn in Round Rock, TX).

         Real Estate Development Properties. The Company owns a $5,200,850 subordinated note (principal only) with respect to its Anguilla Beach property (loan to Cat Island Ventures, Ltd. for the development of a resort on Cat Island in the Bahamas); a $11,445,304 mortgage loan (principal only) with respect to its Plymouth Ventures - The Pinehills property (loan to Plymouth Ventures, LLC for the purpose of acquiring land et al. for the development of a resort hotel in a community known as The Pinehills in Plymouth, MA); approximately $2,598,965 in loans (principal only) with respect to its San Antonio property (loan to SAHR, LLC for the development of a Marriott Resort in San Antonio, TX; Company also has a 24% limited partnership interest in the equity of SAHR Joint Venture); and a $2,317,143 note (principal only) with respect to its Tribeca property (loan to initiate development of a hotel site located in the Tribeca section of New York City). The ability to realize on the SAHR Joint Venture and the Tribeca property is extremely dubious.

         Securitization Assets. The Company owns an equity investment interest of approximately $3,147,034 in a residential mortgage loan securitization transaction with Lehman Brothers dated March 1, 2001 (ARC 2001-BC-1 (Lehman)); and equity investment interests of approximately $4,021,341 (through CFC) and approximately $440,938 (through SLC) in a residential mortgage loan securitization transaction with DLJ Mortgage Corp. and Credit Suisse First Boston dated November 2001 (CSFB ABS 2001-HE-25).

         Other Assets. The Company holds cash and other short term investments, collection assets, various litigation and similar claims against third parties, claims with respect to certain insurance policies and a receivable from IBF Liquidating LLC.

ITEM 3.  LEGAL PROCEEDINGS.

GENERAL

The Company is subject to legal claims and proceedings that arise in the ordinary course of business. The Manager believes that the outcome of these other claims and proceedings will not have a material adverse effect on the estimated amount of future cash distributions, however there can be no assurance in this regard.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF MEMBERS.

No matters were submitted to a vote of the Members during the period from December 10, 2003 through December 31, 2003.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MEMBER MATTERS.

MARKET INFORMATION

There is no public market for the Membership Interests.

HOLDERS

The Membership Interests are not transferable except by will, intestate succession, court order or operation of law. As of December 31, 2003, the Company had 3,132 Members of record.

DISTRIBUTIONS

During the period from December 10, 2003 through December 31, 2003, the Company made a liquidating distribution to the Members of approximately $19 million.

ITEM 6.  SELECTED FINANCIAL DATA.

Please note that the results for the period from December 10, 2003 through December 31, 2003 are not comparable to any prior period because the Company began operations as of December 10, 2003.

CHANGES IN NET ASSET DATA

                                                               DECEMBER 10, 2003
                                                                    THROUGH
                                                               DECEMBER 31, 2003
                                                               -----------------
Total Income                                                       $ 48,284
                                                                   ==========
Total Expenses                                                     $311,176
                                                                   ==========
Net Loss                                                           $262,892



                                                              DECEMBER 31, 2003
                                                              -----------------
Total Assets                                                     $51,156,714
                                                                 ===========
Total Liabilities                                                 $5,301,951
                                                                  ==========
Net Assets in Liquidation                                        $45,854,763
                                                                 ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Certain statements contained in this annual report that are not historical constitute "forward-looking statements." You can identify forward-looking statements by our use of the words "anticipate," "assume," "believe," "estimate," "expect," "plan," "intend," "project," "may," "will" and other similar expressions. These statements are based upon our current expectations, estimates and projections, and they are not guarantees of future results. The forward-looking statements involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the control of the Company and could materially affect the Company's actual results. Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following risk factors.

RISK-FACTORS

WE CANNOT ASSURE THE AMOUNTS OR TIMING OF DISTRIBUTIONS.

If the values of our assets decline, or if the costs and expenses related to selling our remaining assets exceed our current estimates, then the amounts of any future distributions to the Members may be materially adversely affected. In addition, the ability to sell or dispose certain assets depends, in some cases, on the availability of financing to buyers on favorable terms. If favorable financing is not available, it may take longer than expected to sell our remaining assets at desirable prices, and this may delay our ability to make distributions. There can be no assurance that we will be successful in disposing of our remaining assets for values approximating those currently estimated by us or as to the timing of any related distributions.

THE AMOUNTS AND TIMING OF DISTRIBUTIONS MAY BE ADVERSELY AFFECTED BY LIABILITIES AND INDEMNIFICATION OBLIGATIONS FOLLOWING ASSET SALES.

In selling our assets, we may be unable to negotiate agreements that provide for the buyers to assume all of the known and unknown liabilities relating to the assets, including, without limitation, environmental and structural liabilities. In addition, if we agree to indemnify the buyers for such liabilities, we may be unable to limit the scope or duration of such indemnification obligations to desirable levels or time periods. As a result, we have from time to time determined, and we may in the future determine, that it is necessary or appropriate to reserve cash amounts or obtain insurance in order to attempt to cover the liabilities not assumed by the buyers and to cover potential indemnifiable losses. There can be no assurance that the reserves and insurance will be sufficient to satisfy all liabilities and indemnification obligations arising from assets previously sold by the Company or arising after the sale of our remaining assets, and any insufficiencies may have a material adverse effect on the amounts and timing of any distributions.

WE MAY BE UNABLE TO OBTAIN ALL OF THE CONSENTS AND APPROVALS NECESSARY TO TRANSFER OUR REMAINING ASSETS.

In general, an agreement relating to the purchase and sale of assets and properties often provides that the completion of the sale is subject to the satisfaction of conditions, including consents and approvals of specified third parties. The failure of the Company to obtain all consents and approvals that are necessary to transfer its assets may have a material adverse effect on the amounts and timing of distributions to the Members, in certain instances, the Manager will be required to get Court approval prior to making such investments.

TERMS OF SALES OF ASSETS ARE NOT SUBJECT TO APPROVAL BY THE MEMBERS AND MAY NOT BE SATISFACTORY TO ALL MEMBERS.

The Manager has the authority to sell any or all of the Company's assets on terms that he determines are appropriate, subject in certain circumstances to Court approval. The Members will have no opportunity to vote on these matters and will, therefore, have no right to approve or disapprove the terms of the sales except, in certain circumstances, to file objections in court prior to a contemplated disposition. As a result, the terms of sales of assets may not be satisfactory to allMembers. Pursuant to the Company's operating agreement and the Plan, the Manager has discretion to cause the Company to invest certain amounts in assets and companies owned or effectively controlled by the Company and may request and receive authorization from the Committee or the District Court to exceed such limits. These investments and the terms on which the investments may be made are not subject to the approval or disapproval of the Members and may not be satisfactory to all Members, in certain instances, the Manager will be required to get Court approval prior to making such investments.

OTHER RISK FACTORS

The Company holds investments in a broad range of businesses in a variety of markets. By virtue of this investment diversity, the Company faces risks which may be unique to a particular business or market or to a particular investment. Any such risk in such business or market may materially affect the value that the Company receives with respect to a particular asset upon disposition of such asset and may materially and adversely affect the aggregate proceeds received by the Company upon the disposition of the Company's assets in the aggregate.

OVERVIEW

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Factors that may cause such variations include, among other factors, the possibility that assets may not be sold on the terms currently provided, and the other risk factors discussed in this Annual Report on Form 10-K.

Pursuant to the Plan, on December 10, 2003, the Company transferred the assets described in Item 2 and certain liabilities to the Company.

RESULTS OF OPERATIONS

The following describes the results of operations for the period from December 10, 2003 through December 31, 2003 (the "Company Period"). The Company recorded a net loss of $262,892 for the Company Period. The net loss primarily resulted from general and administrative expenses exceeding the Company's income. General and administrative expenses include consultants, legal fees, Member communication and other general office expenses. The results for the Company Period are not comparable to any prior period as the Company began operations December 10, 2003.

NET ASSETS IN LIQUIDATION

Net Assets in Liquidation at December 31, 2003 were $45,854,763. The valuation of Net Assets in Liquidation is based on estimates as of December 10, 2003 as adjusted for changes between December 10, 2003 and December 31, 2003, and the actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

DISTRIBUTIONS

During the period from December 10, 2003 through December 31, 2003, the Company made a liquidating distribution pursuant to the Plan to the Members of approximately $19 million.

DISPOSITIONS

No assets were sold during the period from December 10, 2003 through December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Manager anticipates that the combination of cash from asset sales, cash flows from operating activities and current cash reserves will provide adequate capital for all operating expenses of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's non-cash assets consist primarily of debt and equity investments in operating companies, hotels and real estate development projects and investments in certain securitization assets. Most of the debt investments are in default and there is uncertainty as to how much the Company will recover from these assets. Most of the equity investments have little or no value due to the high levels of debt of the issuers. Much of that debt is in default. While changes in interest rates may have an effect on the realizable value of many of the Company's assets, most of these assets consist of distressed investments in which factors other than interests rates (such as the creditworthiness of the debtor) are more material to the ultimate realizable value of the assets. As a result, the Company does not believe that it is possible to quantify or otherwise meaningfully describe the effect on the net realizable value of such assets of changes in interest rates or other market risk factors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                            IBF FUND LIQUIDATING LLC
                      CONSOLIDATED STATEMENT OF NET ASSETS
                                DECEMBER 31, 2003
                                   (unaudited)

ASSETS
CASH                                                                                                            $   10,909,077
INVESTMENTS

         Investment in Operating Business                                         $16,420,300
         Investment in Operating Hotels                                             1,040,000
         Investment in Real Estate Development Properties                           9,273,937
         Investment in Securitization Assets                                        8,113,400
         Investment in Collection Assets                                              450,000
                                                                               --------------          -----------
                                            TOTAL INVESTMENTS                                           35,297,637
MISCELLANEOUS/OTHER ASSETS
(Includes Directors & Officers Insurance Recovery, Affirmative/Litigation
Claims, Preference Claims and Receivables from IBF Liquidating, LLC)
                                                                                                       -----------
                                            TOTAL OTHER ASSETS                                           4,950,000
                                                                                                       -----------
                           TOTAL ASSETS                                                                $51,156,714
                                                                                                       ===========

LIABILITIES
CURRENT LIABILITIES
         Accrual for Chapter 11 Fees                                           $      291,883
                                                                               --------------          -----------
                                            TOTAL CURRENT LIABILITIES                                      291,883
                                                                                                       -----------

                                                                                                       ===========
LONG TERM LIABILITIES
         Promissory Note                                                            5,000,000
         Accrued Liabilities                                                           10,068

                                            TOTAL LONG TERM LIABILITIES                                  5,010,068
                                                                                                       -----------
                                            TOTAL LIABILITIES                                            5,301,951
                                                                                                       ===========
EQUITY
         Member Interest in LLC                                                    46,117,655
         Net Income                                                                  (262,892)
                                                                               --------------          -----------
                           TOTAL EQUITY                                                                 45,854,763
                                                                                                       -----------
         TOTAL LIABILITIES AND EQUITY                                                                  $51,156,714
                                                                                                       ===========

                            IBF FUND LIQUIDATING LLC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE PERIOD FROM DECEMBER 10, 2003 THROUGH DECEMBER 31, 2003
                                   (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit/(Loss)                                                   $    (262,892)
         Cash used for payments to Professionals                       (1,488,871)
                                                                    -------------
         Net Cash Used for Operating Activities                        (1,751,763)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Additional Investments Made                                      388,939
         Interest on Investments                                           48,284
                                                                    -------------
                  Net Cash Provided by Investing Activities              (340,655)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Interest on Promissory Note                                       10,068
         Liquidating Distribution Paid                                (19,210,651)
                                                                    -------------
                  Net Cash Used for Financing Activities              (19,200,583)

Net Decrease in Cash and Cash Equivalents                             (21,293,001)

Cash and Cash Equivalents at Beginning of Period                       32,202,078
                                                                    -------------

Cash and Cash Equivalents at End of Period                          $  10,909,077
                                                                    =============

                            IBF FUND LIQUIDATING LLC
                    CONSOLIDATED STATEMENT OF PROFIT AND LOSS
         FOR THE PERIOD FROM DECEMBER 10, 2003 THROUGH DECEMBER 31, 2003
                                   (unaudited)

INCOME
   Interest Income                                      48,284
                                                       -------                 ---------
                  TOTAL INCOME                                                    48,284

EXPENSES
   Professional Fees-Operations                        300,571
   Interest Expense                                     10,068
   Other Expenses                                          537
                                                       -------

                  TOTAL EXPENSE                                                  311,176
                                                                               ---------
                  TOTAL PROFIT/(LOSS)                                          $(262,892)
                                                                               =========

                            IBF FUND LIQUIDATING LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

1.       PURPOSE OF IBF FUND LIQUIDATING LLC

The Company was established for the sole purpose of liquidating, collecting and maximizing the cash value of its assets, making distributions in accordance with the terms of the Plan, and taking actions as are necessary or appropriate to accomplish those purposes, including holding cash in the form of cash, money market funds, treasury bills or other cash equivalents, holding assets for the benefit of the Members, making limited additional investments in assets in certain instances to preserve and maximize the value of the assets and permit the orderly liquidation of those assets, enforcing the rights of the Members, and defending claims against such assets. With limited exceptions for pre-approved investments specified in the Plan and also reflected in the Company's operating agreement, and for additional investments in an asset of $250,000 or less, which investments the Manager may make in the exercise of his business judgment, all additional investments in assets held by the Company are subject to oversight by the Bankruptcy Court, the District Court and the liquidation committee of the Company.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The asset values reflected on the Consolidated Statement of Net Assets are based on valuations performed as of December 10, 2003, as adjusted by operating activities from December 19, 2003 through December 31, 2003. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

INCOME TAXES

The Company will be treated as a partnership for tax purposes and accordingly, will not be subject to federal or state income tax on any income earned or gain recognized by the Company. The Company will recognize taxable gain or loss when an asset is disposed of for an amount greater or less than the fair market value of such asset at the time it was transferred to the Company. Each Member will be treated as the owner of a pro rata portion of each asset, including cash, received by and held by the Company and will be required to report on his or her federal and state income tax return his or her pro rata share of taxable income, including gains and losses recognized by the Company. Accordingly, there is no provision for federal or state income taxes in the accompanying consolidated financial statements.

3.       SALES OF ASSETS

No assets were sold during the period from December 10, 2003 through December 31, 2003.

4.       LIQUIDATING DISTRIBUTIONS

In December 2003, the Company made a liquidating distribution to the Members in the aggregate amount of approximately $19 million.

5.       SUBSEQUENT EVENTS

During the period from January 1, 2004 through March 30, 2004, the Company (a) sold its interest in the Travelodge Hotel in Portland, Maine for aggregate net proceeds of approximately $300,000; (b) made a loan in the amount of

$250,000 to American Benefit Resources, Inc. (f/k/a Investment and Benefit Services, Inc. and referred to herein as "I&BS") on March 5, 2004 and (c) made a loan in the amount of $1.2 million to I&BS on March 19, 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company did not employ independent accountants to perform an audit on the financial statements contained in this Form 10-K.

                                    PART II

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT.

Arthur J. Steinberg        Mr. Steinberg was appointed ICA Trustee on December
                           5, 2002 and manages the Company in his separate capacity as the Manager. Mr. Steinberg is a partner at Kaye Scholer LLP and has been a member of the firm's Business Reorganization Group since 1979.

ITEM 11. MANAGER'S COMPENSATION.

Arthur Steinberg           Legal expenses paid to Kaye Scholer LLP for the
                           period from December 10, 2003 through December 31,
                           2003 were $92,834. Legal expenses previously paid to Kaye Scholer LLP during the period from December 5,
                           2002 through December 10, 2003 through the bankruptcy process were approximately $2.5 million. Mr.
                           Steinberg, appointed ICA Trustee and the Manager of the Company, is a partner at Kaye Scholer LLP in New
                           York.(1)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

None.

PRINCIPAL MEMBERS

There is no public market for the Membership Interests. The Membership Interests are not transferable except by will, intestate succession, order of a court or operation of law.

No Members hold Membership Interests constituting five (5) percent or more of the aggregate Membership Interests of the Company.

--------
(1) Mr. Steinberg is serving as ICA Trustee and the Manager of the Company, and, when appropriate, as a lawyer. Mr. Steinberg is charging $500/hour for services in his capacity as ICA Trustee, pursuant to discussions with the staff of the SEC. For all other work, he is charging his customary rate of $635.00/hour, which rate is subject to periodic adjustment. Because in many instances it would be difficult to allocate between the two categories of services, his time has been allocated using a formula of 40% lawyer-time and 60% ICA Trustee-time. In most instances he was serving solely as lawyer, which would be at the higher rate, but this methodology is proposed to avoid the burdensome and time consuming exercise of providing a more exact allocation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATIONSHIP WITH KAYE SCHOLER LLP. Legal expenses paid to Kaye Scholer LLP for the period from December 10, 2003 through December 31, 2003 were $92,834. Legal expenses previously paid to Kaye Scholer LLP during the period from December 5, 2002 through December 10, 2003 through the bankruptcy process were approximately $2.5 million. Mr. Steinberg, appointed ICA Trustee and the Manager of the Company, is a partner at Kaye Scholer LLP in New York.

ITEM 14. CONTROLS AND PROCEDURES.

Not applicable.

                                    PART III

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      FINANCIAL STATEMENT SCHEDULES

None.

(b)      REPORTS ON FORM 8-K

None.

(c)      EXHIBITS

         2.1 First Amended Joint Liquidating Plan of Reorganization with Respect To InterBank Funding Corp., IBF Collateralized Finance Corporation, IBF VI-Secured Lending Corporation and IBF Premier Hotel Group, Inc., declared effective by the United States Bankruptcy Court for the Southern District of New York by order dated August 14, 2003 and declared effective on December 10, 2003

         2.2 IBF Fund Liquidating LLC Operating Agreement, dated September 25, 2003, by and among IBF Fund Liquidating LLC and each person who becomes a Member of the Company pursuant to the Plan.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 IBF FUND LIQUIDATING LLC

                                                 By: /s/ ARTHUR J. STEINBERG
                                                     -----------------------
                                                     Arthur J. Steinberg
                                                     ICA Trustee and Manager

                                                     Dated:  March 30, 2004