Form 10-K
period 2004-12-31
IBF VI GUARANTEED INCOME FUND
filed 2005-03-30
CIK 1077030

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2004

      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

                        COMMISSION FILE NUMBER 333-71091*

                            IBF FUND LIQUIDATING LLC
           ----------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                Delaware                                        06-1708882
   ---------------------------------                        -------------------
      (State or Other Jurisdiction                             (IRS Employer
   of Incorporation or Organization)                        Identification No.)

  c/o Arthur Steinberg, as ICA Trustee
            Kaye Scholer LLP
            425 Park Avenue
          New York, New York                                        10022
----------------------------------------                         ----------
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's telephone number, including area code: (212) 836-8564

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ] Not applicable

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Not applicable

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

      State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not applicable

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

      *IBF Fund Liquidating LLC (the "Company") is the transferee of the assets and certain liabilities of IBF Collateralized Finance Corporation ("CFC"), IBF VI - Secured Lending Corporation ("SLC") and IBF Premier Hotel Group, Inc. ("IBF Hotel") pursuant to the First Amended Joint Liquidating Plan of Reorganization (the "Plan") with Respect To InterBank Funding Corp. ("IBF"), SLC, CFC and IBF Hotel (collectively, the "Debtor") that was confirmed by order of the United States Bankruptcy Court for the Southern District of New York dated August 14, 2003 and approved in all respects by order dated September 5, 2003 of the United States District Court for the Southern District of New York. On December 10, 2003, the Plan went effective with respect to CFC, SLC and IBF Hotel. Pursuant to oral no-action relief provided by the Office of Chief Counsel, Division of Corporate Finance of the Commission on August 12, 2003 (the "No-Action Relief"), the Company is submitting this Annual Report under cover of Form 10-K under SLC's former Commission file number. Pursuant to the No-Action Relief, this Annual Report need not and does not comply with all of the requirements of Form 10-K and is not deemed filed pursuant to Section 13 of the Securities Exchange Act of 1934.

                                     PART I

ITEM 1. BUSINESS.

      As reported to the ICA Trustee (as herein defined), InterBank Funding Corp. ("IBF") was formed in and around 1995 to make investments in operating businesses, operating hotels, real estate development and properties, securitization assets and other investments by raising investment capital through offerings of debt and equity securities - typically, unsecured high-yield notes sold in private placements through registered broker-dealers. By January 31, 2002, the various funds established by IBF had raised approximately $187 million in investment capital. IBF Collateralized Finance Corporation ("CFC") and IBF VI - Secured Lending Corporation ("SLC" and, together with CFC, the "Funds") were two such funds that survived a series of merger transactions in 2001. The Funds were owned by IBF. All of the issued and outstanding equity capital of IBF was owned by Simon A. Hershon.

      On June 7, 2002, IBF and the Funds each filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Southern District of New York. IBF Premier Hotel Group, Inc. ("IBF Hotel") filed its voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Southern District of New York on November 4, 2002. The Debtors' (as defined below) Chapter 11 cases were consolidated and were jointly administered.

      On July 23, 2002, the United States Securities and Exchange Commission (the "Commission") filed a complaint against IBF, the Funds and Mr. Hershon (the "Parties") in the United States District Court for the Southern District of New York (the "District Court") commencing a proceeding entitled Securities and Exchange Commission v. IBF Collateralized Finance Corp., et al., No. 02-CV-5713
(JSM) (the "SEC Litigation"). Generally, the Commission alleged that the Funds were operated as unregistered investment companies in violation of the Investment Company Act of 1940, as amended (the "Investment Company Act"), and that certain disclosures made by IBF and the Funds to investors in various debt financings were misleading. On motion of the Commission in the SEC Litigation, on December 5, 2002, the District Court granted summary judgment and appointed Arthur J. Steinberg as trustee ("Mr. Steinberg," the "ICA Trustee," the "Manager" or the "Liquidating Agent") under the Investment Company Act for the Funds and their subsidiaries.

      Since his appointment on December 5, 2002, Mr. Steinberg assumed all management responsibilities for the Funds and formulated the First Amended Joint Liquidating Plan of Reorganization (the "Plan") of IBF, the Funds and IBF Hotel (collectively, the "Debtors").

      On May 28, 2003, Mr. Steinberg, as ICA Trustee, filed the Plan, which was the culmination of discussions and negotiations, and reflects the settlements and compromises reached by Mr. Steinberg, the Debtors, the committee of unsecured creditors appointed under the Bankruptcy Code and the staff of the Commission.

      The Plan provided for, among other things, the substantive consolidation of the Funds and IBF Hotel. The Bankruptcy Court confirmed the Plan on August 14, 2003 and the Plan became effective with respect to the Funds and IBF Hotel on December 10, 2003 (the "Effective

Date"). On the Effective Date, Mr. Steinberg, as ICA Trustee, made the initial distributions required by the Plan. Assets of the Debtors remaining after this distribution were assigned, depending on the Debtor, to either IBF Fund Liquidating LLC (the "Company") or IBF Liquidating LLC ("IBF LLC"), along with certain liabilities and pending claims against the Debtors. Both of these entities are managed by Mr. Steinberg in his separate capacity as the Manager and Liquidating Agent, and are monitored by the Bankruptcy Court and the District Court pursuant to the Plan. On or about the Effective Date, membership interests in the Company ("Membership Interests") were distributed to holders of allowed general unsecured claims pro rata in accordance with the amount of their claims (such holders, the "Members").

      On the Effective Date, after the Funds' and IBF Hotel's assets were transferred to the Company, all outstanding shares of the Funds were automatically deemed canceled and the Debtors dissolved by operation of the Plan.

      The Manager maintains a registry of Membership Interests in the Company and IBF LLC; no certificates representing ownership of the Membership Interests have been or will be issued. The terms of the Company's operating agreement provide that the Membership Interests of a Member may not be transferred; provided, that the Membership Interests may be assigned or transferred by will, intestate succession or operation of law or by order of a court of competent jurisdiction, upon written notice to, and written approval of, the Manager, which approval may be withheld or conditioned as the Manager deems necessary or advisable in his sole discretion.

      The Company was organized for the purposes of liquidating, collecting and maximizing the cash value of its assets, making distributions in accordance with the terms of the Plan and taking actions as are necessary or appropriate to accomplish those purposes, including holding cash in the form of cash, money market funds, treasury bills or other cash equivalents, holding assets for the benefit of the Members, making limited additional investments in assets in certain instances to preserve and maximize the value of the assets and permit the orderly liquidation of those assets, enforcing the rights of the Members and defending claims against such assets. With limited exceptions for pre-approved investments specified in the Plan and also reflected in the Company's operating agreement, and for additional investments in an asset of an aggregate of $250,000 or less, which investments the Manager may make in the exercise of his business judgment, all additional investments in assets held by the Company made by the Manager are subject to oversight of the District Court or the liquidating committee formed pursuant to the Plan (the "Liquidating Committee") as follows:

      - If the aggregate additional investment would be for an amount between $250,001 and $1,000,000, the Manager must obtain the prior consent of the Liquidating Committee or, in the absence of such consent, the Manager must receive the approval of the District Court and provide notice to the Liquidating Committee and an opportunity for hearing before the District Court.

      - If the aggregate additional investment would equal or exceed $1,000,000, the Manager must receive the approval of the District Court and provide notice to all of the Members of the Company and an opportunity for hearing before the District Court.

      The Manager expects to terminate the Company and make final distributions with respect to the Company pursuant to the Plan upon the earlier of (i) the fifth anniversary of the Effective Date, and (ii) the date on which the Manager determines, in his business judgment, that (a) all assets of the Company have been liquidated, all causes of action have been resolved and there are no potential sources of additional cash for distribution; (b) there remain no claims against the applicable Debtor(s); (c) all debts and other obligations of the Company have been paid or otherwise provided for; and (d) he is in a position to make a final distribution in accordance with applicable law. The existence of the Company may, however, be extended to more than five years if the Manager applies for and obtains approval of the District Court and, prior to such extension, the Manager has made a request for and has received additional no-action assurances from the Commission.

      Pursuant to oral no-action relief provided by the Office of Chief Counsel, Division of Corporate Finance of the Commission (the "No-Action Relief"), the Company is exempt from the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). However, pursuant to the No-Action Relief, the Manager is required to issue reports to the Members annually and upon termination of the Company showing the assets and liabilities of the Company at the end of each year and upon termination and the receipts and disbursements of the Manager for each such period and event. The annual reports also will describe the changes in the Company's assets and liabilities during the reporting period, and any action taken by the Manager during the period in the performance of the Manager's duties that have not been previously reported. The financial statements contained in such reports will be prepared in accordance with generally accepted accounting principles; however, the financial statements will not be audited by independent public accountants. The annual reports are filed with the Commission under cover of Form 10-K using SLC's Commission file number. Additionally, notice of the annual reports is provided to the holders of Membership Interests and the annual report is posted on the Company's website at www.ibffund.com. Pursuant to the No-Action Relief, these annual reports will not be deemed filed pursuant to Section 13 of the Exchange Act.

      Pursuant to the No-Action Relief, the Manager will cause the Company to file with the Commission a current report under cover of Form 8-K using SLC's Commission file number whenever an event with respect to the Company occurs that would require the filing of a Form 8-K by a company registered under the Exchange Act or whenever a material event relating to the Company's assets or liabilities has occurred, such as an interim distribution. The Plan contemplates that the Company will make interim distributions approximately every 180 days, so long as there are funds available for such purpose. Twenty days before each proposed interim distribution, the ICA Trustee must file with the District Court, and serve on each Member of the Company, a report detailing (i) all actions taken during the prior six-month period, (ii) the financial condition of the Company and (iii) the amount and source of the proposed distribution. All interested parties will have an opportunity to object to the proposed distribution, with any objection to be resolved by the District Court. A current report under cover of Form 8-K will be filed in connection with each interim distribution, disclosing the information required by the Plan. Pursuant to the No-Action Relief, these current reports will not be deemed filed pursuant to
Section 13 of the Exchange Act. Copies of each current report filed under cover of Form 8-K also will be available on the Company's website, and notice of the filing of each current report on Form 8-K will be provided to all holders of Membership Interests.

RECENT DEVELOPMENTS

      On February 18, 2005, the Company entered into an Acquisition Agreement and Plan of Merger (the "Merger Agreement") with Sunset Brands, Inc. ("Sunset"), a wholly-owned subsidiary of Sunset ("Merger Sub") and U.S. Mills, Inc. ("USM"). Pursuant to the Merger Agreement, Merger Sub will merge with and into USM, with USM continuing as the surviving corporation (the "Merger"). The Company holds approximately $7.5 million of USM debt and is the majority stockholder of USM and, as a result of the liquidation preference to which the Company is entitled, will receive all of the proceeds from the Merger after the repayment of debt, the payment of the fees and expenses of USM incurred in connection with the Merger and the payment of certain bonuses to management of USM.

      At the effective time and as a result of the Merger, the outstanding shares of capital stock of USM will be canceled and the holders thereof will receive, in the aggregate, the following consideration (the "Merger Consideration"): (i) $17 million in cash less any cash used to repay outstanding indebtedness for borrowed money of USM, including approximately $7.5 million owed to the Company and its affiliates, and (ii) a number of units of Sunset ("Units") having an aggregate value of $3 million, consisting of shares of Series B preferred stock of Sunset ("Series B Preferred Stock") and warrants ("Warrants") exercisable into shares of common stock of Sunset ("Sunset Common Stock"). The Merger Consideration is subject to adjustment, upward or downward, dollar-for-dollar, by the amount (the "Working Capital Adjustment"), if any, by which USM's working capital (as defined in the Merger Agreement) as of the closing of the Merger is greater or less than a deficit of $750,000. Any upward adjustment of the Merger Consideration may not exceed $500,000, and will be paid through the issuance of additional Units. In addition, in the event that USM's earnings before interest, taxes, depreciation and amortization as reported in its audited financial statements for the fiscal year ended December 31, 2004, less the dollar amount of certain bonuses, is less than $2.044 million, the aggregate Merger Consideration will be reduced by the amount of such deficit multiplied by ten.

      Pursuant to the Merger Agreement, an aggregate of $1.3 million in cash and Units having a value of $1.2 million will be withheld from the Merger Consideration and deposited into escrow at the closing of the Merger to be held by a third-party escrow agent pursuant to the terms of an escrow agreement to be entered into by the parties to the Merger Agreement at the closing (the "Escrow Agreement"). Pursuant to the terms of the Merger Agreement and the Escrow Agreement, the amount deposited into escrow will secure the payment of any Working Capital Adjustment and the indemnification obligations of the Company and USM following the consummation of the Merger. The amounts held in escrow will be retained by the escrow agent until the second business day following the first anniversary of the closing of the Merger, unless earlier released in payment of a Working Capital Adjustment, if any, or otherwise in accordance with the terms of the Merger Agreement. Upon determination of the final Working Capital Adjustment, all but $300,000 of the cash in escrow will be released to the Company, leaving no more than $1.5 million in escrow ($1.2 million of Units and $300,000 in cash) to cover any indemnification claims made by Sunset following the closing.

      The parties to the Merger Agreement have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants by the Company and USM (i) to conduct the business of USM in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and consummation of the Merger, and (ii) not to engage in certain kinds of transactions during such period. In addition, the Company and USM have agreed not to: (x) solicit proposals relating to alternative business combination transactions or (y) subject to certain exceptions, enter into discussions concerning or provide confidential information of USM in connection with alternative business combination transactions.

      Consummation of the Merger is subject to customary conditions, including
(i) approval by the holders of USM's capital stock, (ii) to the extent required under applicable law, approval of holders of Sunset's capital stock, (iii) absence of any law or order prohibiting the closing, (iv) subject to certain exceptions, the accuracy of representations and warranties, (v) the absence of any material adverse change in USM's business and (vi) the delivery of customary opinions and closing documentation. In addition, the closing is conditioned upon cancellation of any indebtedness of USM for borrowed money in excess of $17 million (which may include indebtedness held by the Company), and the entry of a final, non-appealable order of the United States Bankruptcy Court for the Southern District of New York approving the execution and delivery of the Merger Agreement by the Company and the transactions contemplated thereby (the "Court Approval"). The Court Approval was obtained on March 29, 2005.

      Pursuant to the terms of the Merger Agreement, Sunset was required, within five business days of the execution of the Merger Agreement, to deliver into escrow $500,000 in cash and 500,000 shares of Sunset Common Stock (the "Deposit"). Sunset did not make the Deposit within such time period. Accordingly, the Merger Agreement was amended on March 7, 2005 (the "Amendment") pursuant to which (i) the parties entered into an escrow agreement with a third-party escrow agent on such date (the "Deposit Escrow Agreement") pursuant to which the Deposit was made into an Escrow Account to be held and disbursed pursuant to the terms of the Deposit Escrow Agreement and the Merger Agreement, and (ii) the parties agreed that the Escrow Agreement would be entered into at the closing of the Merger. Pursuant to the terms of the Merger Agreement and the Deposit Escrow Agreement, if, after April 15, 2005, the conditions to Sunset's obligation to consummate the Merger are satisfied and Sunset does not at that time have the financing necessary to consummate the Merger, the Deposit will be released to USM and Sunset will be obligated to repurchase from USM the shares of Sunset Common Stock comprising a portion of the Deposit for a purchase price of $1.00 per share. If the Merger is consummated, the escrow agent under the Deposit Escrow Agreement will return the shares of Sunset Common Stock comprising a portion of the Deposit to Sunset and will deposit the cash portion of the

Deposit with the escrow agent under the Escrow Agreement to be held and disbursed in accordance therewith.

      In connection with the Merger, on February 18, 2005, the Company entered into an agreement (the "Letter Agreement") with Charles T. Verde and Cynthia Davis, the President and Executive Vice President, respectively, of USM, pursuant to which the Company agreed to pay to each of Mr. Verde and Ms. Davis
(i) $410,000 following the effective time of the Merger, which represents the amount of bonus compensation that each is entitled to receive from USM in respect of his or her employment with USM during 2003 and 2004 and in connection with the consummation of the Merger, and (ii) an amount in cash equal to 7% of the net proceeds the Company receives from time to time in connection with any sale of the shares of Series B Preferred Stock it receives in connection with the Merger, or the shares of Sunset Common Stock into which such shares of Series B Preferred Stock are convertible.

      The Merger is scheduled to close not later than April 15, 2005. The Merger Agreement contains certain termination rights of the Company, USM and Sunset.

      As one of the conditions to the closing of the Merger, Sunset and the Company will enter into an Investor Rights Agreement (the "Investor Rights Agreement"), pursuant to which Sunset will provide certain registration rights to the holders of the Units ("Holders") issued to the Company in connection with the Merger (or shares of Sunset Common Stock issuable upon conversion or exercise of the shares of the Series B Preferred Stock and Warrants underlying the Units). In addition, the Investor Rights Agreement provides for certain restrictions on the transfer and sale of the Series B Preferred Stock and Warrants included in the Units issued in connection with the Merger and the shares of Sunset Common Stock issuable upon conversion or exercise thereof for a period of three years following the consummation of the Merger; provided, that such restrictions will not apply to sales of shares of Sunset Common Stock underlying the Units made after the earlier of (i) one year following the effective date of the registration statement registering such shares of Sunset Common Stock for resale, and (ii) 15 months following the consummation of the Merger; provided, however, that certain trading price and average daily volume thresholds must be met prior to any such sales. Further, the Investor Rights Agreement provides for the repurchase by Sunset of the Series B Preferred Stock and cancellation of all or part of the Warrants in certain circumstances. Specifically, Sunset may, directly or through a designee, repurchase from the Holders the shares of Series B Preferred Stock issued in connection with the Merger at any time and must repurchase any such shares of Series B Preferred Stock on the third anniversary of the consummation of the Merger. The repurchase price for all Series B Preferred Stock issued pursuant to the Merger will be $3 million plus any accrued dividends. In the event Sunset does not repurchase the Series B Preferred Stock prior to the first anniversary of the consummation of the Merger, Sunset will be required to pay premiums (the "Repurchase Premiums"), either in cash or in additional shares of Series B Preferred Stock, which Repurchase Premiums will accrue on a quarterly basis and will be at a rate so that the annual dividend rate payable on the Series B Preferred Stock when added to the annual repurchase premium equals 8%, 14% and 20% in years one, two and three, respectively. In addition, the Investor Rights

Agreement provides that a portion of the Warrants will vest over three years following the consummation of the Merger, with the unvested portion being canceled upon the repurchase, conversion or sale of the shares of Series B Preferred Stock prior to the third anniversary thereof.

      The foregoing description of the Investor Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the form of Investor Rights Agreement, which is filed as Exhibit 99.5 hereto, and which is incorporated into this Current Report by reference.

      On February 22, 2005, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with IBF V-Alternative Investment Holdings, LLC ("AIH"), pursuant to which the Company will acquire all of the assets of AIH for a purchase price equal to $280,502.32 in cash plus the issuance to AIH of membership interests in the Company (which, as of the date of execution of the Asset Purchase Agreement, equaled 1.9339% of the membership interests in the Company), plus the contribution to AIH of the interests owned by the Company in AIH. The assets of AIH consist primarily of 130 shares of common stock of American Benefit Resources, Inc. ("ABR") and 271,085 shares of common stock and 207,792 shares of Series B preferred stock of USM. The consummation of the transactions contemplated by the Asset Purchase Agreement is subject to the receipt of certain consents and approvals, including, without limitation, the consent of members of AIH owning a majority of the membership interests of AIH, which consent has been received.

      In December 2003, the Company issued a note in the original principal amount of $5 million (with an interest rate of 3.5% per annum) (the "Escrow Note") payable to certain investors ("Escrow Investors") who had invested in the Funds after the close of business on December 14, 2001 and whose monies were deposited at the time into an escrow account created pursuant to discussions with the staff of the Commission. On October 19, 2004, the ICA Trustee arranged for the Escrow Note to be paid in full on or about such date, and to make a distribution to investors in the Funds holding general unsecured claims ("General Investors"). The distribution made on or about October 19, 2005 of approximately $9.2 million consisted of approximately $5.2 million, which was used to repay the Escrow Note in full, and $4 million, which was distributed to General Investors and Escrow Investors on account of their deficiency claim (the "October Distribution").

      On or about February 22, 2005, the Company distributed $7 million to General Investors and Escrow Investors on account of their deficiency claim.

TAX TREATMENT

      The Company will issue an annual information statement to the Members with tax information for their tax returns. Members are urged to consult with their own tax advisors as to their own filing requirements and the appropriate tax reporting of this information on their returns.

DISTRIBUTIONS

      During the fiscal year ended December 31, 2004, the Company made the October Distribution.

PROPERTY SALES

      For a description of property sold by the Company during the fiscal year ended December 31, 2004, see the First Interim Report Following Effective Date of Joint Liquidating Plan with Respect to the Debtors, attached hereto as ANNEX A (the "First Interim Report"), and the Second Interim Report Following Effective Date of Joint Liquidating Plan with Respect to the Debtors, attached hereto as ANNEX B (the "Second Interim Report"), each of which is incorporated herein by reference.

EMPLOYEES

      The Company had one part-time employee as of December 31, 2004.

ITEM 2. PROPERTIES.

      The following is a description of the Company's assets as of December 31, 2004. The Company's assets can be categorized as investments in Operating Businesses, Operating Hotels, Real Estate Development Properties and Securitization Assets. Note that the dollar amounts of certain investments set forth herein do not reflect the realizable value of such assets upon disposition, but rather constitute the net investment in such assets made by the Debtors. Many of these assets are subject to risks and many of the loans are in default with the amount of recovery by the Company uncertain. The financial data set forth in Items 6 and 8 below are based on estimates as of December 10, 2003 as adjusted for changes between December 10, 2003 and December 31, 2004. The market for such assets is difficult to determine and is subject to significant changes over time. There can be no assurance that the Company will be successful in disposing of the assets for values approximating those currently estimated by it.

      OPERATING BUSINESSES

      The Company holds the following:

      - a promissory note with respect to Capstone Capital LLC ("Capstone"), which is in default and had a balance owing as of December 31, 2004 of approximately $5.3 million; CFC also owned 50% of the equity of Capstone as of December 31, 2004;

      - a loan to ABR in the amount of approximately $17 million as of December 31, 2004 and approximately $800,000 in equity of ABR; see "Recent Developments" above for a description of the Company's agreement to acquire an additional equity interest in ABR from AIH; and

      - loans to USM in the aggregate amount of approximately $7.5 million as of December 31, 2004 and the following equity interests in USM as of December 31, 2004: (i) 614,906 shares of USM Series D preferred stock, (ii) 640,000 shares of USM senior preferred stock, (iii) 58,095 shares of USM Series C convertible preferred stock and (iv) 598,198 shares of USM common stock; see "Recent Developments" above for a description of the Merger Agreement relating to the disposition of USM and for a description of the Company's agreement to acquire additional equity of USM from AIH.

      For more information relating to the Company's Operating Businesses during the fiscal year ended December 31, 2004, see the First Interim Report and the Second Interim Report.

      OPERATING HOTELS

      The Company holds the following:

      - a loan in the principal amount of approximately $2 million with respect to the Fairfield Inn (loan to IBF Hotel to buy a 90% limited partnership interest in Vinings Partners LP for the purchase of a Fairfield Inn in Vinings, Georgia); and

      - a first mortgage loan in the principal amount of approximately $2 million with respect to the Hilton Garden Inn (loan to IBF Hotel to buy a 75% limited partnership interest in Chisholm Partners, Ltd. for the purchase of a Hilton Garden Inn in Round Rock, Texas).

      In addition, as of December 31, 2004, the Company held:

      - a subordinated note and an equity interest in Ganesh Hospitality, Inc. ("Ganesh") with respect to the Best Western Universal Inn. The balance of the loan as of December 31, 2004 was approximately $1,300,000. On February 2, 2005, Ganesh sold the Best Western Universal Inn, resulting in proceeds to the Company of approximately $506,000. The Company no longer holds any debt or equity of Ganesh.

      - a subordinated note and an equity interest in Sita Resorts, Inc. ("Sita") with respect to a Comfort Inn hotel in Orlando, Florida. The principal balance of the loan as of December 31, 2004 was approximately $3,000,000. On January 28, 2005, Sita sold the Comfort Inn, resulting in proceeds to the Company of approximately $472,000. The Company no longer holds any debt or equity of Sita.

      For more information relating to the Company's Operating Hotels during the fiscal year ended December 31, 2004, see the First Interim Report and the Second Interim Report.

      REAL ESTATE DEVELOPMENT PROPERTIES

      The Company holds the following:

      - a loan in the amount of approximately $12.8 million as of December 31, 2004 to Cat Island Ventures, Ltd. with respect to property on Anguilla Beach; and

      - a 25% limited partnership interest in a joint venture with Lumbermen's Investment Corp., the developer of a Marriott Resort in San Antonio, Texas; the Company's likelihood of realizing any value from this joint venture is remote.

      For more information relating to the Company's Real Estate Development Properties during the fiscal year ended December 31, 2004, see the First Interim Report and the Second Interim Report.

      SECURITIZATION ASSETS

      - an equity investment interest of approximately $3.1 million in a residential mortgage loan securitization transaction with Lehman Brothers dated March 1, 2001 (ARC 2001-BC-1 (Lehman)); and

      -     equity investment interests of approximately $4.1 million (through
            CFC) and approximately $450,000 (through SLC) in a residential mortgage loan securitization transaction with DLJ Mortgage Corp. and Credit Suisse First Boston dated November 2001 (CSFB ABS 2001-HE-25).

      For more information relating to the Company's Securitization Assets during the fiscal year ended December 31, 2004, see the First Interim Report and the Second Interim Report.

      OTHER ASSETS

      The Company holds cash and other short-term investments, collection assets, various litigation and similar claims against third parties, claims with respect to certain insurance policies and a receivable from IBF Liquidating LLC.

      For more information relating to the Company's Other Assets during the fiscal year ended December 31, 2004, see the First Interim Report and the Second Interim Report.

ITEM 3. LEGAL PROCEEDINGS.

      The Company is subject to legal claims and proceedings that arise in the ordinary course of business. The Company is also involved in the legal proceedings described in the First Interim Report and the Second Interim Report. The Manager believes that the outcome of these claims and proceedings will not have a material adverse effect on the estimated amount of future cash distributions. However, there can be no assurance in this regard.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of the Members during the fiscal year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

      There is no public market for the Membership Interests.

HOLDERS

      The Membership interests are not transferable except by will, intestate succession, court order or operation of law. As of December 31, 2004, the Company had 3,132 Members of record.

ITEM 6. SELECTED FINANCIAL DATA.

      The unaudited selected financial data of the Company presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report. The results for the fiscal year ended December 31, 2003 do not reflect a full year of results because the Company began operations as of December 10, 2003, and such results are therefore not comparable to any other period.

                                                                                               DECEMBER 10, 2003
                                                                       YEAR ENDED                   THROUGH
                                                                    DECEMBER 31, 2004          DECEMBER 31, 2003
                                                                    -----------------          -----------------
CHANGES IN NET ASSET DATA:

Total revenue....................................................        2,553,196               $    48,284

Total expenses...................................................        5,888,828                   311,176

Net loss.........................................................       (3,335,632)                 (262,892)

                                                                     DECEMBER 31, 2004         DECEMBER 31, 2003
                                                                    -------------------        -----------------
BALANCE SHEET DATA:

Total assets.....................................................        39,521,192              $ 51,156,714

Total liabilities................................................         1,002,051                 5,301,951
                                                                       ------------              ------------

Net assets in liquidation........................................      $ 38,519,141              $ 45,854,763
                                                                       ============              ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

      The following discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this Annual Report.

      Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Factors that may cause such variations include, among other factors, the possibility that assets may not be sold on the terms currently provided and the other risk factors discussed in this Annual Report.

RESULTS OF OPERATIONS

      The following describes the Company's results of operations for the fiscal years ended December 31, 2004 and 2003. The results for the fiscal year ended December 31, 2003 do not reflect a full year of results because the Company began operations as of December 10, 2003, and such results are therefore not comparable to any other period.

      The Company recorded a net loss of $3,335,632 in 2004. The net loss primarily resulted from the loss on sale of investment and general and administrative expenses exceeding the Company's total revenue. General and administrative expenses include consultants, legal fees, Member communication and other general office expenses. During the year ended 2003, the Company recorded a net loss of $262,892. This loss was primarily the result of general and administrative expense exceeding total revenue.

NET ASSETS IN LIQUIDATION

      Net Assets in Liquidation at December 31, 2004 were $38,519,141 as compared to $45,854,763 at December 31, 2003. The valuation of Net Assets in Liquidation is based on estimates as of December 10, 2003 as adjusted for changes between December 10, 2003 and December 31, 2004. The actual values realized for assets and settlement of liabilities may differ materially from amounts estimated.

DISTRIBUTIONS

      During the fiscal year ended December 31, 2004, the Company made a liquidating distribution pursuant to the Plan to the Members of $9,075,187. During the fiscal year ended December 31, 2003, the Company made a liquidating distribution pursuant to the Plan to the Members of $19,210,651.

DISPOSITIONS

      During the fiscal year ended December 31, 2004, the Company disposed of certain assets, as described in the First Interim Report and the Second Interim Report. No assets were sold during the fiscal year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

      The Manager anticipates that the combination of cash from asset sales, cash flows from operating activities and current cash reserves will provide adequate capital for all operating expenses of the Company.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

      Certain statements contained in this Annual Report that are not historical constitute "forward-looking statements." You can identify forward-looking statements by the words "anticipate," "assume," "believe," "estimate," "expect," "plan," "intend," "project," "may," "will" and other similar expressions. These statements are based upon the Company's current expectations, estimates and projections, and they are not guarantees of future results. The forward-looking statements involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the control of the Company and could materially affect the Company's actual results. Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following risk factors.

      THE COMPANY CANNOT ASSURE THE AMOUNTS OR TIMING OF DISTRIBUTIONS. If the values of the Company's assets decline, or if the costs and expenses related to selling the Company's remaining assets exceed its current estimates, then the amounts of any future distributions to the Members may be materially adversely affected. In addition, the ability to sell or dispose of certain assets depends, in some cases, on the availability of financing to buyers on favorable terms. If favorable financing is not available, it may take longer than expected to sell the Company's remaining assets at desirable prices, and this may delay the Company's ability to make distributions. There can be no assurance that the Company will be successful in disposing of its remaining assets for value approximating those currently estimated by the Company or as to the timing of any related distributions.

      THE AMOUNTS AND TIMING OF DISTRIBUTIONS MAY BE ADVERSELY AFFECTED BY LIABILITIES AND INDEMNIFICATION OBLIGATIONS FOLLOWING ASSET SALES. In selling its assets, the Company may be unable to negotiate agreements that provide for the buyers to assume all of the known and unknown liabilities relating to the assets, including, without limitation, environmental and structural liabilities. In addition, if the Company agrees to indemnify the buyers for such liabilities, the Company may be unable to limit the scope or duration of such indemnification obligations to desirable levels or time periods. Certain acquisition agreements the Company enters into, such as the Merger Agreement, may require the Company to pay a termination fee to the buyer in certain circumstances. See "Recent Developments." As a result, the Company has from time to time determined, and may in the future determine, that it is necessary or appropriate to reserve cash amounts or obtain insurance in order to attempt to cover the liabilities not assumed by the buyers and to cover potential indemnifiable losses and termination fees. There can be no assurance that the reserves and insurance will be sufficient to satisfy all liabilities and indemnification obligations arising from assets previously sold by the Company, contemplated to be sold by the Company or arising after the sale of its remaining assets, and any insufficiencies may have a material adverse effect on the amounts and timing of any distributions. For a description of potential liabilities and indemnification obligations of the Company in connection with the proposed sale of USM, see "Recent Developments."

      THE COMPANY MAY BE UNABLE TO OBTAIN ALL OF THE CONSENTS AND APPROVALS NECESSARY TO TRANSFER ITS REMAINING ASSETS. In general, an agreement relating to the purchase and sale of assets and other properties often provides that the completion of the sale is subject to the satisfaction of certain conditions, including the requirement to obtain consents and approvals of specified third parties. The failure of the Company to obtain all consents and approvals that are necessary to transfer its assets may result in a failure to consummate dispositions and have a material adverse effect on the amount and timing of distributions to the Members.

      TERMS OF SALES OF ASSETS ARE NOT SUBJECT TO APPROVAL BY THE MEMBERS AND MAY NOT BE SATISFACTORY TO ALL MEMBERS. The Manager has the authority to sell any or all of the Company's assets on terms that he determines are appropriate, subject in certain circumstances to court approval. The Members will have no opportunity to vote on these matters and will, therefore, have no right to approve or disapprove the terms of the sales except, in certain circumstances, to file objections in court prior to a contemplated disposition. As a result, the terms of sales of assets may not be satisfactory to all Members. Pursuant to the Company's operating agreement and the Plan, the Manager has discretion to cause the Company to invest certain amounts in assets and companies owned or effectively controlled by the Company and may request and receive authorization from the Liquidating Committee or the District Court to exceed such limits. These investments and the terms on which the investments may be made are not subject to the approval or disapproval of the Members and may not be satisfactory to all Members. However, in certain instances, the Manager will be required to obtain court approval prior to making any such investments.

      THE COMPANY FACES RISKS ARISING FROM THE MARKETS IN WHICH IT HOLDS ASSETS. The Company holds investments in a broad range of businesses in a variety of markets. By virtue of this investment diversity, the Company faces risks which may be unique to a particular business or market or to a particular investment. Any such risk may materially affect the value that the Company receives with respect to a particular asset upon disposition of such asset and may materially and adversely affect the aggregate proceeds received by the Company upon the disposition of the Company's assets in the aggregate.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company's non-cash assets consist primarily of debt and equity investments in operating companies, hotels and real estate development projects and investments in certain securitization assets. Most of the debt investments are in default and there is uncertainty as to how much the Company will recover from these assets. Most of the equity investments have little or no value due to the high levels of debt of the issuers. Much of that debt is in default. While changes in interest rates may have an effect on the realizable value of many of the Company's assets, most of these assets consist of distressed investments in which factors other than interest rates (such as the creditworthiness of the debtor) are more material to the ultimate realizable value of the assets. As a result, the Company does not believe that it is possible to quantify or otherwise meaningfully describe the effect on the net realizable value of such assets of changes in interest rates or other market risk factors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                            IBF FUND LIQUIDATING LLC
            CONSOLIDATED STATEMENT OF NET ASSETS (LIQUIDATION BASIS)
                           DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                      2004          2003*
                                                                  ------------   ------------
ASSETS:

Cash...........................................................   $  9,858,111   $ 10,909,077

Investments:

         Investment in Operating Businesses....................     18,781,628     16,420,300

         Investment in Operating Hotels.......................         645,000      1,040,000

         Investment in Real Estate Development Properties......      5,290,000      9,273,937

         Investment in Securitization Assets...................        373,720      8,113,400

         Investment in Collection Assets.......................         87,000        450,000
                                                                  ------------   ------------

                  Total Investments............................     25,177,348     32,297,637
                                                                  ------------   ------------

Miscellaneous Assets...........................................      4,485,733      4,950,000
                                                                  ------------   ------------

         Total Assets..........................................   $ 39,521,192   $ 51,156,714
                                                                  ============   ============

LIABILITIES:

Current Liabilities:

         Accounts Payable......................................   $    602,051             --

         Accrued Expenses - Professional Fees..................        400,000        291,883
                                                                  ------------   ------------

                  Total Current Liabilities....................      1,002,051        291,883

Long-Term Liabilities:

         Promissory Note.......................................             --      5,000,000

         Accrued Liabilities...................................             --         10,068
                                                                                 ------------
                  Total Long-Term Liabilities..................             --      5,010,068
                                                                  ------------   ------------

                           Total Liabilities...................      1,002,051      5,301,951
                                                                  ============   ============
Equity:

         Member Interest in LLC................................     42,117,665     46,117,655

         Retained Earnings.....................................       (262,892)            --

         Net Loss..............................................     (3,335,632)      (262,892)
                                                                  ------------   ------------

                                                                      2004          2003*
                                                                  ------------   ------------
Total Equity...................................................     38,519,141     45,854,763
                                                                  ------------   ------------
        Total Liabilities and Equity...........................   $ 39,521,192   $ 51,156,714
                                                                  ============   ============

-----------------
* The results for the fiscal year ended December 31, 2003 do not reflect a full year of results because the Company began operations as of December 10, 2003, and such results are therefore not comparable to any other period.

   The accompanying notes to the Consolidated Financial Statements are an integral part of these financial statements.

                            IBF FUND LIQUIDATING LLC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           FOR THE FISCAL YEARS ENDED
                           DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                                         DECEMBER 10, 2003
                                                                     YEAR ENDED               THROUGH
                                                                  DECEMBER 31, 2004      DECEMBER 31, 2003*
                                                                  -----------------      -----------------
Cash flow from operating activities before reorganization
items:

         Cash paid to vendors.................................      $   (285,897)                    --

         Payroll and benefits.................................          (190,378)                    --
                                                                    ------------          -------------

                Net cash (used) by operating activities before
                           reorganization items...............          (476,275)                    --
                                                                    ------------          -------------

Cash flows from reorganization items:

         Additional Investments...............................        (4,140,888)              (388,939)

         Return on Investments................................        15,435,816                     --

         Collection of Litigation Claims......................           464,268                     --

         Interest Earned on Accumulated Cash..................            80,961                 21,360

         Interest Earned on Investments.......................           202,071                 26,924

         Liquidating Distribution.............................        (9,075,187)           (19,210,651)

         Professional Fees for Services Rendered..............        (3,541,732)            (1,741,695)
                                                                    ------------          -------------

                Net cash (used) by reorganization items.......          (574,691)           (21,293,001)
                                                                    ------------          -------------

Net cash (used) by operating activities.......................        (1,050,966)           (21,293,001)
                                                                    ------------          -------------

Net decrease in cash and cash equivalents.....................        (1,050,966)           (21,293,001)

Cash and cash equivalents at beginning of period..............        10,909,077             32,202,078
                                                                    ------------          -------------

Cash and cash equivalents at end of period....................      $  9,858,112          $  10,909,077
                                                                    ============          =============

-----------------
* The results for the fiscal year ended December 31, 2003 do not reflect a full year of results because the Company began operations as of December 10, 2003, and such results are therefore not comparable to any other period.

   The accompanying notes to the Consolidated Financial Statements are an integral part of these financial statements.

                            IBF FUND LIQUIDATING LLC
                    CONSOLIDATED STATEMENT OF PROFIT AND LOSS
                           FOR THE FISCAL YEARS ENDED
                           DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                                            DECEMBER 10, 2003
                                                                      YEAR ENDED                 THROUGH
                                                                  DECEMBER 31, 2004         DECEMBER 31, 2003*
                                                                  -------------------       -----------------
Revenue:

         Gain on sale of investment...........................      $  2,270,165                       --

         Interest income......................................           283,031               $   48,284
                                                                    ------------               ----------

                  Total revenue...............................      $  2,553,196               $   48,284
                                                                    ============               ==========

Expense:

         Professional Fees....................................         4,112,498                  300,571

         Interest Expense.....................................           142,086                   10,068

         Office Expense.......................................           136,810                      537

         Payroll and Benefits.................................           190,377                       --

         Loss on Sale of Investment...........................         1,307,057                       --

                  Total expense...............................         5,888,828                  311,176
                                                                    ------------               ----------

                           Total loss.........................      $ (3,335,632)              $ (262,892)
                                                                    ============               ==========

-----------------
* The results for the fiscal year ended December 31, 2003 do not reflect a full year of results because the Company began operations as of December 10, 2003, and such results are therefore not comparable to any other period.

   The accompanying notes to the Consolidated Financial Statements are an integral part of these financial statements.

                            IBF FUND LIQUIDATING LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1     PURPOSE OF IBF FUND LIQUIDATING LLC

      The Company was established for the sole purpose of liquidating, collecting and maximizing the cash value of its assets, making distributions in accordance with the terms of the Plan and taking actions as are necessary or appropriate to accomplish those purposes, including holding cash in the form of cash, money market funds, treasury bills or other cash equivalents; holding assets for the benefit of the Members; making limited additional investment in assets in certain instances to preserve and maximize the value of the assets and permit the orderly liquidation of those assets; enforcing the rights of the Members; and defending claims against such assets. With limited exceptions or pre-approved investments specified in the Plan and also reflected in the Company's operating agreement, and for additional investments in an asset of $250,000 or less, which investments the Manager may make in the exercise of his business judgment, all additional investments in assets held by the Company are subject to oversight by the District Court and the Liquidating Committee of the Company.

2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      The asset values reflected in the Consolidated Statement of Net Assets are based on valuations performed as of December 10, 2003, as adjusted by operating activities from December 19, 2003 through December 31, 2004. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

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

INCOME TAXES

      The Company will be treated as a partnership for tax purposes, and accordingly, will not be subject to federal or state income tax on any income earned or gain recognized by the Company. The Company will recognize taxable gain or loss when an asset is disposed of for an amount greater or less than the fair market value of such asset at the time it was transferred to the Company. Each Member will be treated as the owner of a pro rata portion of each asset, including cash, received and held by the Company, and will be required to report on his or her federal and state income tax return his or her pro rata share of taxable income, including gains and losses recognized by the Company. Accordingly, there is no provision for federal or state income taxes in the accompanying Consolidated Financial Statements.

3     SALES OF ASSETS

      During the fiscal year ended December 31, 2004, the Company disposed of certain assets, as described in the First Interim Report and the Second Interim Report. No assets were sold during the fiscal year ended December 31, 2003.

4     LIQUIDATING DISTRIBUTIONS

      During the fiscal year ended December 31, 2004, the Company made a liquidating distribution pursuant to the Plan to the Members of $9,152,153. During the fiscal year ended December 31, 2003, the Company made a liquidating distribution pursuant to the Plan to the Members of approximately $19,241,000.

5     SUBSEQUENT EVENTS

      For a description of certain material events occurring after December 31, 2004, please see "Business -- Recent Developments."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      The Company did not employ independent accountants to perform an audit on the financial statements contained in this Annual Report.

ITEM 9A. CONTROLS AND PROCEDURES.

      Not applicable.

ITEM 9B. OTHER INFORMATION.

      The Company has disclosed in a Current Report on Form 8-K all information required to be so disclosed during the fourth quarter of the fiscal year ended 2004.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Arthur J. Steinberg             Mr. Steinberg was appointed ICA Trustee on
                                December 5, 2002 and manages the Company in his separate capacity as the Manager and Liquidating Agent. Mr. Steinberg is a partner at Kaye Scholer LLP and has been a member of the Firm's Business Reorganization Group since
                                1979.

ITEM 11. EXECUTIVE COMPENSATION.

Arthur J. Steinberg(1)          Legal fees and expenses paid to Kaye Scholer LLP
                                for the fiscal year ended December 31, 2004 and for the period from December 10, 2003 through December 31, 2003 were $3,338,298 and $92,834, respectively. Legal expenses previously paid to Kaye Scholer LLP during the period from December
                                5, 2002 through December 10, 2003 through the bankruptcy process were approximately $2.5 million.

------------------
(1) Mr. Steinberg is serving as ICA Trustee and the Manager of the Company and, when appropriate, as a lawyer. Mr. Steinberg is charging $500 per hour for services in his capacity as ICA Trustee pursuant to discussions with the Staff of the Commission. For all other work, he is charging his customary rate of $665 per hour, which rate is subject to periodic adjustment. Because in many instances it would be difficult to allocate between the two categories of services, Mr. Steinberg's time has been allocated using a formula of 40% lawyer-time and 60% ICA Trustee-time. In most instances, Mr. Steinberg serves solely as lawyer, which would be at the higher rate, but this methodology was proposed to avoid the burdensome and time consuming exercise of providing a more exact allocation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      There is no public market for the Membership Interests. The Membership Interests are not transferable except by will, intestate succession, order of a court or operation of law. No Members hold Membership Interests constituting 5% or more of the aggregate Membership Interests of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Legal fees and expenses paid to Kaye Scholer LLP for the fiscal year ended December 31, 2004 and for the period from December 10, 2003 through December 31, 2003 were $3,338,298 and $92,834, respectively. Legal expenses previously paid to Kaye Scholer LLP during the period from December 5, 2002 through December 10, 2003 through the bankruptcy process were approximately $2.5 million. Mr. Steinberg, appointed ICA Trustee and the Manager and Liquidating Agent of the Company, is a partner at Kaye Scholer LLP in New York.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The Company did not employ independent accountants to perform an audit of the financial statements contained in this Annual Report.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

      (a)(1)(2) The following financial statements are filed as part of this Annual Report pursuant to Item 8 hereof, together with the notes thereto:

      - The Company's Consolidated Statement of Net Assets as of December 31, 2004 and December 31, 2003;

      - The Company's Consolidated Statement of Cash Flows for the fiscal years ended December 31, 2004 and December 31, 2003; and

      - The Company's Consolidated Statement of Profit and Loss for the fiscal year ended December 31, 2004 and December 31, 2003.

      (b) Exhibits

2.1 First Amended Joint Liquidating Plan of Reorganization with Respect To InterBank Funding Corp., IBF Collateralized Finance Corporation, IBF VI - Secured Lending Corporation and IBF Premier Hotel Group, Inc., declared effective by the United States Bankruptcy Court for the Southern District of New York by order dated August 14, 2003 and declared effective on December 10, 2003*

2.2 IBF Fund Liquidating LLC Operating Agreement, dated September 24, 2003, by and among IBF Fund Liquidating LLC and each person who becomes a Member of the Company pursuant to the Plan*

10.1 Acquisition Agreement and Plan of Merger, dated as of February 18, 2005, among IBF Fund Liquidating LLC, U.S. Mills, Inc., USM Acquisition Sub, Inc. and Sunset Brands, Inc.**

10.2 Amendment No. 1 to Acquisition Agreement and Plan of Merger, dated as of March 7, 2005, among IBF Fund Liquidating LLC, U.S. Mills, Inc., USM Acquisition Sub, Inc. and Sunset Brands, Inc.**

10.3 Escrow Agreement, dated as of March 7, 2005, among Sunset Brands, Inc., U.S. Mills, Inc., IBF Fund Liquidating LLC and Continental Stock Transfer & Trust Company, as escrow agent**

10.4 Letter Agreement, dated as of February 18, 2005, among IBF Fund Liquidating LLC, Charles T. Verde and Cynthia Davis**

10.5 Form of Investor Rights Agreement to be entered into by Sunset Brands, Inc. and IBF Fund Liquidating LLC**

10.6 Asset Purchase Agreement, dated as of February 22, 2005, among IBF Fund Liquidating LLC and IBF V-Alternative Investment Holdings, LLC**

-----------------
* Incorporated by reference from the Company's Annual Report on Form 10-K filed on March 30, 2004.

** Incorporated by reference from the Company's Current Report on Form 8-K filed on March 18, 2005.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           IBF FUND LIQUIDATING LLC

                                           By: /s/ Arthur J. Steinberg
                                               ---------------------------
                                               Arthur J. Steinberg
Dated March 30, 2005                           Manager

                                  EXHIBIT INDEX

EXHIBIT NO.                             DESCRIPTION
2.1         First Amended Joint Liquidating Plan of Reorganization with Respect To
            InterBank Funding Corp., IBF Collateralized Finance Corporation, IBF VI -
            Secured Lending Corporation and IBF Premier Hotel Group, Inc., declared effective by the United States Bankruptcy Court for the Southern District
            of New York by order dated August 14, 2003 and declared effective on
            December 10, 2003*

2.2         IBF Fund Liquidating LLC Operating Agreement, dated September 24, 2003, by and among IBF Fund Liquidating LLC and each person who becomes a Member of the Company pursuant to the Plan*

10.1        Acquisition Agreement and Plan of Merger, dated as of February 18, 2005, among IBF Fund Liquidating LLC, U.S. Mills, Inc., USM Acquisition Sub,
            Inc. and Sunset Brands, Inc.**

10.2        Amendment No. 1 to Acquisition Agreement and Plan of Merger, dated as of
            March 7, 2005, among IBF Fund Liquidating LLC, U.S. Mills, Inc., USM
            Acquisition Sub, Inc. and Sunset Brands, Inc.**

10.3        Escrow Agreement, dated as of March 7, 2005, among Sunset Brands, Inc.,
            U.S. Mills, Inc., IBF Fund Liquidating LLC and Continental Stock Transfer
            & Trust Company, as escrow agent**

10.4        Letter Agreement, dated as of February 18, 2005, among IBF Fund
            Liquidating LLC, Charles T. Verde and Cynthia Davis**

10.5        Form of Investor Rights Agreement to be entered into by Sunset Brands,
            Inc. and IBF Fund Liquidating LLC**

10.6        Asset Purchase Agreement, dated as of February 22, 2005, among IBF Fund
            Liquidating LLC and IBF V-Alternative Investment Holdings, LLC**

-----------------
* Incorporated by reference from the Company's Annual Report on Form 10-K filed on March 30, 2004.

** Incorporated by reference from the Company's Current Report on Form 8-K filed on March 18, 2005.

                                                                         Annex A


Arthur J. Steinberg (AS 1298)
Heath D. Rosenblat (HR 6430)
Kaye Scholer LLP
425 Park Avenue
New York, NY 10022
212/836-8000 telephone
212/836-7157 facsimile

UNITED STATES DISTRICT COURT
SOUTHERN DISTRICT OF NEW YORK

SECURITIES AND EXCHANGE COMMISSION, )
                                    )
         Plaintiff,                 )
                                    )
   vs.                              ) Case No. 02-CV-5713-JES
                                    )
IBF COLLATERALIZED FINANCE CORP.,   )
IBF-VI SECURED LENDING CORP.,       )
INTERBANK FUNDING CORP., AND        )
SIMON A. HERSHON INDIVIDUALLY,      )
                                    )
         Defendants.                )

                FIRST INTERIM REPORT FOLLOWING EFFECTIVE DATE OF
               JOINT LIQUIDATING PLAN WITH RESPECT TO THE DEBTORS

                                  July 26, 2004

     This first interim report ("Report")(1) is submitted on behalf of IBF Liquidating LLC ("IBF LLC") and IBF Fund Liquidating LLC ("Fund LLC" and, together, the "Liquidating LLCs"), pursuant to Section 9.3 of the Plan and Paragraph 1 of the Bankruptcy Court's "Post-confirmation Order and Notice" dated August 28, 2003. This Report addresses the period from inception of Fund LLC on December 10, 2003 through June 30, 2004 (the "First Interim Period").

     Part I of this Report is an executive summary. Part II summarizes significant events during the 12-month period from the ICA Trustee's appointment on December 5, 2002 through final satisfaction or waiver of the conditions to effectiveness of the Plan in December 2003. Part III summarizes significant events during the First Interim Period and discusses the steps being taken to liquidate the remaining investments from the Funds' portfolios. Part IV incorporates Exhibit A, which summarizes the financial condition of the Liquidating LLCs. Finally, Part V discusses the amount and source of the distribution proposed to be made by Fund LLC.

                                       I.
                                EXECUTIVE SUMMARY

A.   INITIAL DISTRIBUTION UNDER THE PLAN

     In December 2003, Fund LLC made its initial distribution under the Plan, distributing cash of approximately $19,241,000, as follows: (a) investors with Escrow Claims (Classes CFC-3 and SLC-3 under the Plan) received a total initial distribution of $15,662,853, or approximately 58% of such Claims; and (b) investors and other creditors with General Unsecured Claims against the Funds or IBF Hotel (Classes CFC-4, CFC-5, SLC-4, SLC-5 and IBF Hotel-4) received a total initial distribution of $3,578,553, or approximately 2% of such Claims.

     The initial distribution was made from the SEC Escrow (as defined herein), pursuant to

----------
(1) Capitalized terms used but not defined in this Report shall have the meanings ascribed to them in the Joint Liquidating Plan with Respect to the Debtors (as confirmed and as approved by this Court, the "Plan").

the settlement embodied in the Plan and discussed in Section 7.10 of the Disclosure Statement. As of November 30, 2003, the balance of the SEC Escrow was approximately $24,452,853. By operation of the Plan, approximately $5,000,000 of the SEC Escrow was reserved by Fund LLC and is evidenced by a note, the Escrow Note, payable to Escrow Claimants on or before the fifth (5th) anniversary of the Effective Date. Interest is accruing on the Escrow Note at the rate of 3.5% per annum. As of June 30, 2004, the balance owing on the Escrow Note, inclusive of accrued interest, was approximately $5,096,849. According to the Plan, the Escrow Note must be retired before any further distributions can be made to non-escrow investors or other creditors.

B.   LIQUIDATION OF THE FUNDS' PORTFOLIOS

     During the First Interim Period, Fund LLC collected $4,704,202 and made disbursements of $26,556,852, resulting in a net reduction to available cash of ($21,852,650). (As discussed above a substantial portion of the total disbursements reported for the First Interim Period is attributable to the initial distribution made to investors on the Effective Date of the Plan).

     During the First Interim Period, cash flow was generated primarily by (i) collections from the two residential mortgage securitizations assets (approximately $3,737,462); (ii) the sale of the Travelodge Hotel in Portland, Maine (approximately $330,000); (iii) the sale of a secured note issued by BancCap Funding LLC ($190,000); (iv) settlement with the owners of one of the parcels on the Tribeca project and recovery of 50% of a deposit escrow ($250,000); (v) immediate recoveries on several of the avoidance claims filed in June 2004 ($44,740); and (vi) installment payments (to date, approximately $200,000) under a negotiated settlement of certain litigation concerning 1970 Asset Management, discussed in Section III(F) below.

     Pursuant to Section 8.7 of the Plan, Fund LLC has discretion to make additional investments in certain portfolio assets in an effort to enhance creditor recoveries. During the First Interim Period, Fund LLC invested an additional $4,151,437 in three assets: $200,000 was invested in US Mills (see Section III(C)(1) below); $3,305,000 was invested in I&BS (see Section III(C)(1) below) and $646,437 was invested in Pinehills (of which, approx. $400,000 was paid to bring association and common area fees current, see Section III(C)(3) below).

C.   PROPOSED DISTRIBUTION BY FUND LLC

     Fund LLC is proposing to make the next distribution in August, its second under the Plan, in the amount of approximately $3,096,849. Under the terms of the Plan, the Escrow Note must be paid in full before further distributions can be made to non-escrow investors or other unsecured creditors. (Plan Section 1.2.45) Because the distribution will not pay in full the Escrow Note, which as of June 30, 2004, had a current balance of $5,096,849, the entire distribution must be applied to the Escrow Note. The distribution will be applied (i) to reduce the principal balance on the note by $3,000,000 (leaving a principal balance of $2,000,000) and (ii) to pay in full the accrued and unpaid interest on the Escrow Note as of the date of payment (as of June 30, 2004, approximately $96,849). After giving effect to the distribution, investors with Escrow Claims will have recovered a total of $18,759,702, or approximately 71.4% of their Claims.

     The proposed distribution is intended to be conservative, to account for the fact that only seven (7) months have elapsed since the Effective Date of the Plan. During that time, several assets were sold and substantial progress was made towards the sale of a number of other assets. However, notwithstanding the progress to date, the administration of the Liquidating LLCs is very much a work in progress, and the bulk of the Funds' portfolio remains to be liquidated.

     Barring unforeseen circumstances, it appears that a number of liquidation events may occur over the next several months, in which event the ICA Trustee hopes to make a distribution in late October 2004 in an amount sufficient to retire the Escrow Note. The ICA Trustee further hopes to make a distribution in December 2004 to non-escrow investors and other unsecured creditors. At present, it appears that the liquidation of the Funds' portfolios is proceeding ahead of schedule.

D.   PROCEDURE FOR OBJECTING TO PROPOSED DISTRIBUTION

     Pursuant to Section 9.3 of the Plan, parties in interest wishing to object to the proposed distribution must do so by filing a written objection with the Clerk of this Court and serving the objection on the ICA Trustee and the Liquidating LLCs so as to be received at least five (5) days prior to the date of the proposed distribution. For purposes hereof, the date of the proposed distribution is August 13, 2004, so objections must be filed and served NO LATER THAN AUGUST 9, 2004. In the absence of any such objections, the Liquidating LLCs will make the distribution in the amount and manner so proposed on or as soon after such date as may be practicable.

                                       II.
                               RELEVANT BACKGROUND

A.   SEC LITIGATION; ICA TRUSTEE

     On July 23, 2002, the United States Securities and Exchange Commission ("SEC") filed a complaint initiating this proceeding ("SEC Litigation") against defendants InterBank Funding Corp. ("IBF"), IBF Collateralized Finance Corp. ("CFC"), IBF VI-Secured Lending Corp. ("SLC" and, with CFC, the "Funds") (IBF, CFC and SLC, together, the "Corporate Defendants") and Simon A. Hershon ("Hershon"). In general, the SEC alleged that the Funds were operating as unregistered investment companies in violation of the Investment Company Act of 1940, 15 U.S.C. Sections 80a-1 et seq. ("ICA") and that certain disclosures to investors were misleading.

     On December 5, 2002, on motion of the SEC, this Court entered an order ("December 5 Order") awarding partial summary judgment in favor of the SEC and against the Corporate Defendants and Hershon and appointing Arthur J. Steinberg to serve as ICA trustee ("ICA Trustee") for the Funds and their subsidiaries, pursuant to 15 U.S.C. Section 80a-41(d). The ICA Trustee has since served in that capacity and is supervising the liquidation of the Funds' assets.

B.   SEC INVESTIGATION; DEBTORS ESTABLISH SEC ESCROW

     In mid-2001, the Staff of the SEC initiated an inquiry into possible securities violations involving IBF and its affiliates. The SEC advised IBF of such in or around August 2001.

     On December 3, 2001, the SEC issued a formal order of private investigation.

     On December 17, 2001, pursuant to discussions with the Staff of the SEC, IBF entered into an escrow agreement ("Escrow Agreement"). Pursuant to its terms, IBF agreed to establish an escrow account ("SEC Escrow") for the benefit of investors who, after the close of business on December 14, 2001, purchased notes, bonds or other securities issued by IBF's subsidiaries.

     In January 2002, pursuant to discussions with the Staff of the SEC, IBF suspended the sale of securities issued by the Funds. No further securities were sold after January 31, 2002. Ultimately, total proceeds of approximately $26,261,000 were deposited in the SEC Escrow.(2)

C.   CHAPTER 11 FILINGS

     On June 7, 2002 (the "Petition Date"), six weeks prior to the filing of the SEC Litigation, the Corporate Defendants each filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code. On November 4, 2002, another subsidiary of IBF, IBF Premier Hotel Group, Inc. ("IBF Hotel"), filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code. The four chapter 11 cases were assigned to the Hon. Burton R. Lifland of the Bankruptcy Court.

----------
(2) The Escrow Agreement gave IBF certain rights to manage and direct the investment of the escrowed assets pursuant to guidelines in the Escrow Agreement. Shortly after his appointment, the ICA Trustee learned that certain of the assets were in the form of equity investments subject to unacceptable levels of market risk. The ICA Trustee later determined that, since inception in December 2001, the value of the assets in the SEC Escrow had declined by more than $2,000,000. With the approval of the Staff of the SEC and this Court, the ICA Trustee promptly liquidated all equity investments in the SEC Escrow to prevent further deterioration in value. The ICA Trustee subsequently sought and obtained an order from this Court dated March 3, 2003, authorizing him to hold the escrowed assets in an account at another financial institution pending further order of this Court. The escrowed assets were thereafter held in the form of cash or cash equivalents in a segregated account with a higher interest rate at Bank of America until distributions were made in December 2003. As of November 30, 2003, the value of the cash and cash equivalents formerly held in the SEC Escrow was $24,452,853.

D.   ICA TRUSTEE'S INVESTIGATION, PRELIMINARY REPORT

     In the ten (10) weeks following his appointment, the ICA Trustee and his advisors completed an initial investigation and, on February 18, 2003, issued a preliminary report, the "Preliminary Report of Arthur J. Steinberg, Trustee" ("Preliminary Report"). The Preliminary Report, inter alia, reported the ICA Trustee's preliminary findings from the first ten (10) weeks of his investigation; provided detail concerning the assets and liabilities of the Corporate Defendants and certain of their affiliates; analyzed receipts and disbursements by or for the benefit of the Corporate Defendants from January 1, 1997 forward; identified accounts and entities holding assets in which the Corporate Defendants might hold an interest; and made certain recommendations on how to maximize the value of the Corporate Defendants' assets.

     The ICA Trustee's preliminary recommendations included that the Debtors' chapter 11 cases proceed; that the ICA Trustee be allowed to continue his investigation; and that the ICA Trustee and his advisors be allowed to pursue the possibility of a consensual chapter 11 plan through discussions with the Official Committee of Unsecured Creditors ("Committee") in the Corporate Defendants' chapter 11 cases, on terms acceptable to the Staff of the SEC. The recommendations were based on the ICA Trustee's determination that an immediate liquidation or "forced sale" of the Corporate Defendants' assets - principally, the Funds' investment portfolios - would not maximize value or be in the best interests of the Funds' investors.(3)

E.   LIQUIDATING PLAN CONFIRMED, APPROVED BY THE DISTRICT COURT

     In May 2003, the ICA Trustee filed and served the Plan and Disclosure Statement. The Plan and Disclosure Statement were the products of extensive negotiation with the Committee

----------
(3) Reference is made to the Preliminary Report, filed with this Court on February 18, 2003, for a more complete description of the ICA Trustee's preliminary findings and recommendations. The Preliminary Report was also made available for downloading or printing at no charge on the Liquidating LLCs' website, (www.ibffund.com).

and reflected substantial input from the Staff of the SEC, as well as other interested parties.

     By order dated June 26, 2003, the Bankruptcy Court approved the adequacy of the Disclosure Statement and approved procedures for soliciting and counting votes on the Plan.

     The Plan was approved by the overwhelming majority of investors and other creditors who voted. Votes were due by August 7, 2003 (or, in the case of a limited group of investors, August 11, 2003). 1,740 ballots were received on time, representing total Allowed Claims of approximately $112,000,000. Of that amount, 1,713 ballots, representing total Claims of approximately $110,000,000, were cast in favor of the Plan, and only 27 ballots, representing total Claims of approximately $1,300,000, voted against it. In terms of percentages, 98.5% of those voting, holding approximately 98% of the total dollars voted, accepted the Plan.

     On August 14, 2003, the Bankruptcy Court held a hearing to consider confirmation of the Plan, after which it entered findings of fact and conclusions of law and an order confirming the Plan. On September 5, 2003, on motion of the ICA Trustee, a hearing was held before this Court, at the close of which this Court entered an order approving the Plan in its entirety and, in particular, endorsing the Plan's proposed treatment of the proceeds of the SEC Escrow.

F.   CONSUMMATION OF THE LIQUIDATING PLAN

     In the period from September 2003 through December 2003, the ICA Trustee worked to satisfy the conditions required to go effective with the Plan and made other necessary preparations. Those efforts included: forming the Liquidating LLCs; preparing a management agreement that addresses governance issues between the Liquidating LLCs; opening bank accounts and addressing other practical considerations necessary to operate post-Effective Date; coordinating with the disbursement agent to prepare for initial distributions and establish initial reserves under the Plan; and continuing to analyze and object to Claims and negotiating with holders of Disputed Claims in order to meet certain aggregate claim thresholds in the Plan.

     On November 13, 2003, the ICA Trustee filed with the Bankruptcy Court his "Progress Report on Plan Consummation and Motion for Authority to Make Initial Distributions in respect of Escrow Claims." There, the ICA Trustee summarized the progress towards consummation of the Plan. By order that same date, the Bankruptcy Court approved the list of Escrow Claims.

     On December 10, 2003, the Plan went effective as to the Funds and IBF Hotel and, on December 17, 2003, the Plan went effective as to IBF. Notices of the Effective Dates were filed with the Bankruptcy Court and were made available for downloading or printing at no charge from the Liquidating LLCs' website, (www.ibffund.com). In general, the Plan provides for the orderly liquidation of the Debtors' assets over the next five (5) years, with proceeds to be distributed to creditors approximately every six (6) months as money is available. The Plan further gives the ICA Trustee the discretion to direct Fund LLC to make additional investments in assets from the Funds' portfolios in an effort to enhance creditor recoveries. The Plan is being administered by the Liquidating LLCs. The ICA Trustee is the manager and liquidating agent of each of the Liquidating LLCs and is supervising the liquidation of the Funds' portfolios.

                                      III.
                            REPORT ON PROGRESS SINCE
                           EFFECTIVE DATE OF THE PLAN

A.   INITIAL DISTRIBUTION UNDER THE PLAN

     In December 2003, Fund LLC made the initial distribution required under the Plan. Creditors entitled to receive equity in IBF LLC or Fund LLC on account of their Claims were assigned Membership Interests in the appropriate Liquidating LLC. In the case of Fund LLC, the total cash distributed to investors and other creditors was approximately $19,241,000. Fund LLC's distribution was paid out of the proceeds of the SEC Escrow, as discussed below.

     IBF LLC has no material assets and has made no distributions to IBF's creditors; nor does it appear that IBF LLC will recover any assets which could be distributed to IBF's creditors. In addition, the Plan requires that, before making any distributions to creditors of IBF, IBF LLC first repay amounts advanced by the Funds during the Debtors' chapter 11 cases to pay IBF's administrative expenses. As a result, based on current projections, IBF LLC is not expected to make any distributions. Fund LLC is paying IBF LLC's share of administrative costs, but the work presently being done is minimal so the additional cost to Fund LLC is not material.

     As of November 30, 2003, the balance of the SEC Escrow was $24,452,853. Pursuant to the settlement discussed in Section 7.10 of the Disclosure Statement, the proceeds of the SEC Escrow were disbursed as follows: (a) the 287 investors with Escrow Claims received a total initial distribution of $15,662,853, or approximately 58% of such Claims; (b) investors with Non-Escrow Claims (and other creditors with General Unsecured Claims against the Funds or IBF Hotel) received a total initial distribution of $3,578,553, or approximately 2% of such Claims (or, in the case of creditors with claims of $10,000 or less, or willing to reduce their claims to $10,000, and who elected to have their claims treated as Cash-Out Claims in Class CFC-5 or SLC-5, such creditors received a one-time payment of 20% of their Claim); and (c) approximately $5,000,000 was reserved to fund the operations of Fund LLC, in exchange for which Fund LLC issued the Escrow Note to Escrow Claimants, each according to their pro rata share, payable on or before the fifth (5th) anniversary of the Effective Date, with interest accruing at the rate of 3.5% per annum. The Escrow Note must be paid in full, with accrued interest, before further distributions to other unsecured creditors can be made. (Plan, Section 1.2.45).

B.   TAX/REPORTING REQUIREMENTS

     In January 2004, the Liquidating LLCs completed the tax valuation of the Debtors' assets required under Section 7.13 of the Plan. Also in January 2004, creditors receiving equity in Fund LLC under the Plan (i.e., investors with non-Escrow Claims and Escrow Claimants to the extent of their Escrow Deficiency Claims) were mailed statements notifying them of their

Membership Interests in Fund LLC as well as IRS Form 1099's (for those investors who held retail, not pension or 401K plan, accounts) permitting them to value their Membership Interests and, in most cases, recognize a tax loss for calendar year 2003. Those packages were mailed during the week of January 26, 2004. The documents established each investors' tax basis in Fund LLC or their new tax basis on account of their prior investment in the Funds. The new tax basis reflected a 31% value versus original investment amounts, or a 69% loss per investment.

     In March 2004, the ICA Trustee filed with the SEC a report on behalf of Fund LLC under form 10-K, using SLC's former SEC file number. The report addressed the period between Fund LLC's formation on December 10, 2003, and December 31, 2003. The report generally describes the formation of Fund LLC and the events that transpired in that three-week period. It further provides financial information about Fund LLC, including the assets and liabilities reported as of December 31, 2003 and receipts and disbursements by Fund LLC during the period. Copies were made available to be downloaded or printed at no charge from (www.ibffund.com).

C.   INVESTMENT PORTFOLIO

     The following is a summary of activities during the First Interim Period concerning certain investments in the Funds' portfolios. Reference is made to Exhibit D of the Preliminary Report for a more thorough description of the amount and nature of each investment.

     1.   PLATFORM COMPANIES

          A.   I&BS/ABR

     Investment & Benefit Services, Inc, d/b/a American Benefit Resources, Inc. ("I&BS") is in the business of third-party administration of pension and 401K plans for employees. Prior to the Debtors' bankruptcy filings, CFC made loans to I&BS of approximately $9,396,000, secured by a lien against all or substantially all of I&BS's assets, and invested an additional $800,000 to acquire approximately 30.4% of I&BS's equity. In addition, pursuant to Section 8.7 of the Plan,

Fund LLC has discretion to invest up to an additional $5,000,000 in I&BS. To date, Fund LLC has invested an additional $3,810,000 in I&BS, of which $3,305,000 was during the First Interim Period.

     First, Fund LLC has made loans of approximately $2,110,000 to I&BS to finance two acquisitions intended to grow its business. In the first acquisition, made after confirmation of the Plan but prior to the First Interim Period, I&BS borrowed approximately $505,000 from Fund LLC to purchase a third-party administration company in Houston, TX - ML Kerns Associates - that, along with an investment advisory business (ML Kern Capital Management), provides investment advisory services to plan fiduciaries and utilizes web-based software to provide investment advice and allows plan participants to more actively manage their accounts. In the second acquisition, made during the First Interim Period, I&BS borrowed approximately $1,605,000 from Fund LLC to acquire a third-party administration company in Seattle, WA - National Associates - to build-out its West Coast business.

     In addition, during the First Interim Period, Fund LLC loaned approximately $1,700,000 to I&BS that was required to pay certain obligations, consisting of:
(i) $250,000 to pay accrued legal fees (which reflects a reduction negotiated by the ICA Trustee); (ii) $1,200,000 to settle certain litigation with the former seller, Frailey, of what is now part of the West Coast division of I&BS ; and
(iii) $250,000 towards a seller-financed note owed to the sellers of an entity in the East Coast division of I&BS (which reflects a reduction negotiated by the ICA Trustee). I&BS is beginning to repay the amounts advanced; to date Fund LLC has been paid $200,000.

     As of June 30, 2004, the loan balance owing to Fund LLC, inclusive of the additional advances, is $16,635,095. The loan matured and was extended by agreement to November 6, 2004. At present, it appears I&BS may be a material source of recovery for Fund LLC.

          B.   BANCCAP

     BancCap Funding LLC ("BancCap") was a mortgage securitization company specializing in the acquisition and resale of sub-prime loans that do not qualify for conventional securitizations, also referred to as "scratch and dent" loans. Prior to its bankruptcy filing, SLC loaned BancCap approximately $952,000, evidenced by a secured note ("BancCap Note").

     In June 2004, with the approval of the Bankruptcy Court, Fund LLC sold the BancCap Note to Berkshire Group LP, which netted $190,000. BancCap has not conducted any business for approximately one (1) year. Prior to the sale, no recovery was expected by Fund LLC.

          C.   U.S. MILLS

     U.S. Mills, Inc. ("USM") is a leading marketer of natural and organic breakfast cereals and similar food items. Prior to its bankruptcy filing, CFC made loans to USM of approximately $5,400,000, and invested approximately $3,127,214 to acquire a mix of preferred and common stock. In addition, under
Section 8.7 of the Plan, Fund LLC has discretion to make additional investments of up to $1,000,000 in USM, and so far has advanced an additional $200,000 to USM. As of June 30, 2004, the balance on CFC's loan, inclusive of the additional advance, is $6,129,649. CFC's debt is subordinate to debt of approximately $5,700,000 held by Boston Private Bank & Trust Co. and Boston Federal Savings Bank.

     USM experienced a recent improvement in its business, as a result of which it was able to modify its existing line of credit with its senior lenders and improve its liquidity. The ICA Trustee was involved in the negotiations and, as noted, provided a pledge of $200,000 to facilitate the modification. The loan modification will give USM additional access to funding to assist in meeting the recent substantial increase in the demand for certain of its products.

     During the First Interim Period, the ICA Trustee renegotiated the management incentive plan for USM. In addition, after a determination that a change in direction was warranted, the ICA Trustee negotiated a separation between USM and its former President and CEO. The separation and certain related matters were documented by the ICA Trustee and his counsel.

     Based on the recent improvement in the business, USM and the ICA Trustee have agreed to explore opportunities to sell its operations. To that end, USM and the ICA Trustee are planning to meet with a number of investment banking firms in late July or early August. It is currently believed that a sale of USM may result in a substantial recovery by Fund LLC.

          D.   TUNED IN SPORTS

     Tuned In Sports, Inc. ("TiS") is a sporting goods company that specialized in the manufacture and marketing of soft surfboards, body boards and camping equipment. CFC made loans to TiS of approximately $11,359,000, and invested an additional $1,732,600 to acquire approximately 74% of the equity of TiS. CFC's loan has matured and is in default. The current loan balance is approximately $13,836,681. In addition, in June 2003, the ICA Trustee loaned TiS approximately $361,000 to purchase inventory in the hopes of generating additional sales and enhancing Fund LLC's recovery. As collateral, the ICA Trustee took a second lien against the equity in Hershon's office building in Washington, DC. That loan has matured, is in default, and is expected to be repaid in full as part of the settlement discussed in Section III(F)(4) below.

     Over the past twelve (12) months, the ICA Trustee and his advisors have devoted substantial time to meeting with the management of TiS and monitoring operations. The business is performing very poorly and the ICA Trustee has concerns about its ability to continue as a going concern. Aside from the $361,000 loan, no recovery is expected by Fund LLC.

          E.   CAPSTONE CAPITAL LLC

     Capstone Capital LLC ("Capstone") was in the business of providing financial support and investment services to companies by purchasing their pre-sold inventory from domestic and offshore manufacturers, vendors or suppliers and, upon shipment, re-selling to the client companies' factors. Prior to its bankruptcy filing, CFC loaned Capstone approximately $5,000,000. The loan is secured by a lien against all or substantially all of Capstone's assets, which lien is junior to that of a lender, Northfork Bank, securing a loan with a current balance of approximately $865,000. CFC and management also each own 50% of the equity of Capstone. CFC's loan has matured, is in default, and has a balance owing of approximately $5,265,051.

     Capstone has ceased operations and is in the midst of an orderly liquidation. Capstone's assets consist mainly of loan receivables, of which at least 40% is tied to collection of medical reimbursables in the chapter 7 liquidation of one of its clients, Vista Optical. The ICA Trustee is monitoring the liquidation of Vista Optical. Capstone is collecting out its receivables, and is assisting the chapter 7 trustee in Vista Optical in an effort to collect the medical reimbursables.

     At present, it is difficult to predict whether Fund LLC's recovery will be material.

     2.   OPERATING HOTELS

          A.   TRAVELODGE

     In 2001, CFC acquired a 132-room Suisse Chalet Hotel in Portland, Maine through a holding company, HIM Portland, LLC ("HIM Portland"). HIM Portland was owned 99% by CFC and 1% by an affiliate of IBF, InterBank/Brener Brokerage Services, Inc. HIM Portland renovated the hotel and reflagged it as a Travelodge, completing the work in June 2002. Prior to its bankruptcy, CFC made loans to HIM Portland of approximately $2,432,533. In January 2004, with the approval of the Bankruptcy Court, HIM Portland sold the hotel. The ICA Trustee and his advisors led the sale, which generated a recovery of approximately $328,849 by Fund LLC.

          B.   HILTON GARDEN INN

     The Hilton Garden Inn is a 122-room hotel in Round Rock, Texas, near the headquarters of Dell Computers. The hotel is owned by Chisholm Partners, Ltd. ("Chisholm"). CFC owns a 75% limited partnership interest in Chisholm. The hotel is subject to a first deed of trust held by Union Bank & Trust Company with a balance of approximately $6,100,000. Union Bank's loan is in default and a forbearance agreement is in place, pursuant to which it is being paid current interest only. At present, it is difficult to predict whether Fund LLC's recovery will be material.

          C.   FAIRFIELD INN

     The Fairfield Inn (Marriott) is a 144-room hotel in Vinings, Georgia, near the corporate headquarters of Home Depot. The hotel is owned by Vinings Partners LP. ("Vinings"). CFC owns a 90% limited partnership interest in Vinings. The hotel is subject to a first mortgage held by Union Bank & Trust Company with a balance of approximately $5,600,000. At present, it appears that cash flow is sufficient to meet the hotel's current obligations. The first mortgage matures in 2009, and there have been preliminary discussions with the lender about providing interest rate and other relief, but there is no agreement in place. It is too early to accurately forecast whether there will be any material recovery by Fund LLC.

          D.   COMFORT INN

     The Comfort Inn is a 120-room hotel located in Orlando, Florida, near Discovery Sea World. CFC financed the acquisition of the hotel, and over time made loans prior to its bankruptcy of approximately $2,505,000 to the owner, Sita Resorts, Inc. ("Sita"). Sita stopped making payments on the loan in October 2001, causing CFC to exercise its remedies and obtain ownership and control of Sita. At present, the balance due and owing on CFC's loan is approximately $3,000,000. The hotel is encumbered by a first mortgage in favor of Colonial Bank, securing a loan, currently in default, with a balance due of approximately $5,600,000. Fund LLC is in discussions with Colonial, and is seeking to sell the hotel in the near term to avert a possible foreclosure by Colonial.

     The hotel is currently the subject of litigation in state court in Orange County, Florida, with the former owners and operators of the hotel, Stephen Mullen and Grant Mullen.

     Recently, an agreement was signed to sell the hotel to a third party, Encore Enterprises, Inc. ("Encore"). At present, Encore is performing its due diligence and seeking acquisition financing to fund the purchase. Efforts are also underway by Fund LLC to satisfy closing conditions. On July 8, 2004, Fund LLC filed a motion in the Bankruptcy Court seeking authority to consent, as owner of 100% of the common stock of Sita, to Sita's sale of the hotel on such terms as may be acceptable to Fund LLC. If successful, the sale to Encore is expected to result in a recovery of approximately $400,000 by Fund LLC. A sale will also cutoff further requests for Fund LLC to fund the hotel's operating expenses.

          E.   BEST WESTERN UNIVERSAL INN

     The Best Western Universal Inn is a 70-room hotel located in Orlando, Florida, near Universal Studios. CFC financed the acquisition of the hotel, and over time made loans prior to its bankruptcy of approximately $1,183,000 to the owner Ganesh Hospitality, Inc. ("Ganesh") and the management company, Granjac Resorts, Inc. ("Granjac"). Ganesh and Granjac stopped making payments on the loan in October 2001, causing CFC to exercise its remedies under the loan documents and obtain control over Ganesh and Granjac. At present, the balance due and owing on CFC's loan is approximately $1,300,000. The hotel is encumbered by a first mortgage in favor of Mercantile Bank, securing a loan with a balance due of approximately $2,900,000. By agreement with Mercantile, Fund LLC is seeking to sell the hotel in the near term.

     The hotel is currently the subject of litigation in state court in Orange County, Florida, with the former owners and operators of the hotel, Stephen Mullen and Grant Mullen.

     Recently, an agreement was signed to sell the hotel to Encore. At present, Encore is performing its due diligence and seeking acquisition financing to fund the purchase. Efforts are also underway by Fund LLC to satisfy closing conditions. On July 8, 2004, Fund LLC filed a motion in the Bankruptcy Court seeking authority to consent, as holder of the voting rights of Ganesh, to Ganesh's sale of the hotel on such terms as may be acceptable to Fund LLC. If successful, the sale to Encore is expected to result in a recovery of approximately $500,000 by

Fund LLC. A sale will also end further requests for Fund LLC to fund the hotel's expenses.

     3.   DEVELOPMENT PROPERTIES

          A.   TRIBECA

     CFC advanced certain monies to IBF Hotel to initiate development of a 272-room hotel in the Tribeca section of lower Manhattan. In September 2002, IBF Hotel assigned all right, title and interest in the project to AMJM Realty, LLC ("AMJM"), in exchange for which AMJM issued a promissory note for $4,500,000 payable to IBF, for the benefit of CFC. The rights assigned to AMJM included IBF Hotel's rights under purchase and sale agreements signed with the owners of the two primary parcels on which the hotel was supposed to be built. The AMJM note has matured, is in default, and has a balance due and owing in excess of $2,800,000.

     Prior to the Effective Date, Fund LLC negotiated a settlement with the owners of the primary development parcel, which settlement was approved by the Bankruptcy Court. The settlement led to a recovery by Fund LLC of $227,996, plus a sharing of future benefits respecting development and/or sale of the parcel. In addition, recently, the ICA Trustee signed a term sheet outlining a settlement negotiated with the owner of the secondary parcel, the United States Postal Service ("USPS"). On July 16, 2004, Fund LLC filed a motion with the Bankruptcy Court seeking approval of the settlement with the USPS. If approved, the USPS settlement will result in an additional recovery of approximately $250,000 by Fund LLC.

          B.   SAHR

     CFC made advances to fund development of a Marriot Resort on a 50-acre site in San Antonio, Texas, in a 2,855-acre mixed-use development being developed by Lumbermen's Investment Corp. ("Lumberman's"). CFC made its loan to SAHR, LLC, which was owned 100% by IBF Hotel, for the benefit of CFC. The loan matured and is in default, with a balance owing to CFC of approximately $3,800,000. During the First Interim Period, CFC contributed its interest in SAHR (plans, architectural drawings, specifications, etc.) to a joint venture partnership with Lumbermen's in exchange for a 24% limited partnership interest in the joint venture. Lumbermen's contributed the undeveloped land in exchange for its 76% limited partnership interest. Discussions have been held between a major hotel franchise and Lumbermen's and an agreement in principal has been reached to develop the site as a hotel & resort. The hotel franchise has already begun to explore its ability to finance the project.

     It is too early to estimate with any accuracy the timing or amount of Fund LLC's recovery.

          C.   PINEHILLS

     CFC made certain advances to Plymouth Ventures, LLC ("Plymouth Venture") to fund development of a hotel and convention resort on a 12-acre site in Plymouth, Massachusetts. The hotel is proposed as part of a 3,037 acre master planned community, and was to serve as the cornerstone for commercial development in the area. The 12-acre parcel on which the hotel was to be built is owned by Plymouth Venture, which is owned 100% by CFC. Over time, prior to its bankruptcy, CFC made loans to Plymouth Venture of approximately $11,445,000. CFC's loan has matured and is in default, with a balance due of approximately $15,978,463. Fund LLC is seeking to sell the site and the work completed to date (plans, permits, etc.) and, in February, hired a broker to find potential buyers. In the course of maintaining the property for sale, Fund LLC is meeting monthly association and common area fees, along with an infrastructure note payment that was part of the original financing agreement. During the First Interim Period, Fund LLC advanced an additional $646,437 to maintain the property, pursuant to Section
8.7 of the Plan, of which approximately $400,000 was paid to bring the association and common area fees current. The cost to continue maintaining the property for sale is approximately $20,000 per month. At present, it is believed that a sale may result in a material recovery by Fund LLC but it is too difficult at this stage to estimate with any accuracy the amount or timing of the recovery.

          D.   ANGUILLA

     CFC made certain advances to fund the development of a resort on 1,407 acres of land on Anguilla Beach, Cat Island, in the Bahamas. CFC's loan was made through a special purpose company, IBF Bahamas, Ltd., to the developer, Cat Island Ventures, Ltd. Over time, CFC loaned prior to its bankruptcy approximately $5,200,000 to Cat Island Ventures, Ltd. The loan matured in 2001 and is in default, and the loan balance is approximately $12,785,832. The loan was supposed to have been secured by a first mortgage, but a lien search by IBF's former counsel in the Bahamas failed to disclose a prior first mortgage held by Gulf Union Bank (Bahamas) and the owner did not disclose it. Consequently, CFC's loan is secured by a junior mortgage. CFC commenced litigation against its closing attorney's malpractice insurance, reportedly subject to a cap on coverage of $2,000,000, and is contemplating suit against a limited guaranty by the owner. The balance owing on Gulf Union's loan is approximately $2,500,000.

     Gulf Union Bank is in receivership, and its liquidator has been seeking a buyer for the property for over twelve (12) months. At present, there is no buyer and the sale efforts are continuing. At this stage, it is not possible to predict what Fund LLC's recovery may be.

     4.   SECURITIZATIONS

     The Funds invested in two (2) residential mortgage loan securitizations, one underwritten by Lehman Brothers, ARC 2001-BC-1, and the other by DLJ Mortgage Corp. and Credit Suisse First Boston, CSFB ABS 2001-HE-25. In the former, CFC invested approximately $3,100,000, and in the latter, CFC and SLC invested approximately $4,000,000 and $450,000 respectively - for a total invested by the Funds in the two transactions of approximately $7,500,000.

     The investments have been a source of significant cash flow. Specifically, for the twelve (12) months ended June 30, 2004, Fund LLC collected approximately $5,370,000 - $2,660,000 from CSFB and $2,710,000 from Lehman. However, the future performance of these assets
cannot be assured. Currently, Fund LLC is exploring the possibility of selling its positions. A sale of one or both could result in a significant realization event. However, because the assets are performing, Fund LLC has not committed to sell in the near term and, depending on the size of the bids it receives, may postpone a sale and continue collecting monthly payments.

D.   SETTLEMENT WITH INVESTORS IN AIH

     IBF V-Alternative Investment Holdings LLC, or AIH, was an affiliate of the Funds. AIH was similar in most regards to the Funds - i.e., it raised capital from investors, invested the monies raised, net of expenses, in equity securities of portfolio companies, and hoped to generate returns for its investors.

     AIH did not file a chapter 11 case and is not a defendant in this litigation. However, there is a substantial overlap between AIH and the Funds. First, AIH invested in the same platform companies as the Funds, so AIH's and the Funds' interests are intertwined. AIH's portfolio contains only two investments, an equity investment in I&BS and one in USM. The Funds invested heavily in those two companies, and are owed not less than $22,700,000.

     Second, Fund LLC is by far the largest creditor of AIH. AIH guaranteed over $15 million of I&BS's debt to the Funds and, based on current information, it appears that I&BS may not be able to pay its debts as they come due, meaning the guaranty may be implicated. It further appears that the Funds were net creditors of AIH by virtue of intercompany transfers made prior to the Petition Date, on account of which AIH owes the Funds approximately $450,000. Finally, of the $4,300,000 raised by AIH through the offering and sale of securities, approximately $1,000,000 was purchased by IBF. As consideration under the Plan, IBF assigned its $1,000,000 claim to Fund LLC, making Fund LLC the single largest holder of securities issued by AIH.

     Due to the extensive overlap between AIH and the Funds, the Staff of the SEC asked the ICA Trustee to consider means to resolve investor claims against AIH in the context of the Plan.

The issue was discussed with the Committee and it was ultimately agreed that the ICA Trustee would purchase AIH's assets (the equity investments in the two portfolio companies) in exchange for a pro rata percentage of Fund LLC, calculated based on the initial investment by investors in AIH divided by the allowed unsecured non-escrow claims against the Funds. The settlement is embodied in Section 7.7 of the Plan and was approved by the Funds' investors when they voted to approve the Plan. Section 7.7 gives the ICA Trustee the authority to treat investor claims against AIH in the same manner as claims in Classes CFC-4, SLC-4, CFC-5 or SLC-5.

     The anticipated dilution to current members of Fund LLC that would result from a settlement with AIH investors is not expected to be material (total capital raised by AIH of approximately $4,300,000 (of which, $1,000,000 was invested by IBF and is now held by Fund LLC), versus total non-escrow capital raised by the Funds of approximately $164,000,000).

E.   CLAIMS OBJECTIONS

     1.   MARTIN BINDER

     During the First Interim Period, the ICA Trustee prevailed in an adversary proceeding filed by an investor, Martin Binder ("Binder"), who was seeking to have his General Unsecured Claim treated as an Escrow Claim by virtue of unique circumstances surrounding the presentment of his check. At a hearing on February 2, 2004, the Bankruptcy Court ruled in the Liquidating LLC's favor, determining that Binder's claim was properly classified in CFC-4. The litigation, if decided against the ICA Trustee, would have had negative ramifications to the Funds' estates with respect to other claimants.

     2.   DILLARD WINECOFF

     During the First Interim Period, the ICA Trustee successfully objected to two (2) proofs of claim filed by a former borrower, Dillard-Winecoff LLC ("Dillard"). Dillard asserted secured and priority claims in the amount of approximately $5,400,000, ostensibly as damages on account of the Debtors' 1998 foreclosure on a hotel project owned by Dillard. Dillard proved to be excessively litigious, filing literally thousands of pages of legal documents and requiring the ICA Trustee and his counsel to respond to a myriad legal pleadings. Ultimately, the Bankruptcy Court ruled in favor of the Liquidating LLCs on a dispositive motion and expunged the claims in their entirety. The Bankruptcy Court also ordered an inquest specific to Dillard's conduct, which may result in a further recovery by Fund LLC.

     3.   PROFESSIONAL CLAIMS

     In several instances, the ICA Trustee determined that the compensation sought by professionals who rendered services to the Debtors during the Chapter 11 Cases was excessive. Prior to the Effective Date, the ICA Trustee negotiated a settlement with one firm which resulted in a significant cost savings. During the Period, the ICA Trustee negotiated a settlement with a second firm, which was also identified as the recipient of alleged preferential transfers. The latter settlement was approved by the Bankruptcy Court and also resulted in a significant cost savings.

     4.   REMAINING CLAIMS OBJECTIONS

     The ICA Trustee and his counsel conducted an intensive claims review and objection process prior to the Effective Date; expunging or reclassifying approximately 630 claims. In addition, in connection with the initial distribution, counsel to the ICA Trustee identified a number of additional disputed claims. Subsequent to the initial distribution, the ICA Trustee filed his "Third Omnibus Claims Objection," which was approved by the Bankruptcy Court by order dated March 4, 2004. As of the date hereof, there are only a handful of disputed claims remaining, all of which are the subject of an objection and are in various stages of litigation.

     The remaining claims consist of (i) claims for indemnification asserted by two former directors and officers, which the ICA Trustee believes will be withdrawn in connection with the global settlement discussed in greater detail below; (ii) a claim asserted in connection with

Pinehills, which is expected to be resolved upon a sale of the project and is not expected to have a material impact, and (iii) overlapping claims asserted by Triarc essentially for unpaid developer fees and expenses, which claims the ICA Trustee has investigated and determined have no merit and are in any event subject to the various counterclaims being considered by the ICA Trustee.

F.   LITIGATION

     1.   STEIN/1970 ASSET MGT

     In January 2004, the ICA Trustee finalized a settlement concluding litigation with a former borrower, 1970 Asset Management, over a defaulted loan. The settlement was predicated on the determination that it would be difficult to enforce a judgment due to the financial condition of the borrower and its principal, Ed Stein, who guarantied the loan. The Bankruptcy Court approved the settlement. So far, Fund LLC has collected approximately $200,000. If paid in full, the settlement payments, over time, could be as much as $2,000,000.

     2.   PRESBERG LITIGATION

     I&BS and Robert Presberg ("Presberg") are parties to a dispute pending in state court in Los Angeles, California, involving competing claims stemming from an I&BS acquisition in 1999. Presberg, essentially alleged that I&BS breached the terms of the purchase agreement, while I&BS claims that it was misled by Presberg when it acquired the businesses and that Presberg misappropriated proprietary information and unlawfully solicited former clients.

     In June 2004, Fund LLC, as the lender who provided acquisition financing to I&BS, filed an adversary proceeding in the Bankruptcy Court seeking damages from Presberg.

     The parties recently signed a settlement agreement dated June 28, 2004, which resolves the various claims involving Presberg. In essence, the settlement requires I&BS to pay Presberg $750,000 over the next four (4) years. The initial $350,000 will likely be funded by Fund LLC.

     3.   CLAIMS AGAINST THIRD PARTIES

     On June 7, 2004, the two-year period for filing certain causes of action expired. During the First Interim Period, the ICA Trustee and his advisors spent considerable time reviewing the Debtors' books and records and analyzing possible claims. The possible claims considered include avoidance claims under chapter 5 of the Bankruptcy Code, claims based on representations made in public filings or investor communications, and claims against broker/dealers to recover commissions paid on account of proceeds raised that were deposited into the SEC Escrow, never invested, and now, under the Plan, are being returned to investors.

     In those instances where a possible claim was identified, the ICA Trustee sent the party a letter summarizing the claim and inviting the party to submit its defenses for consideration. The ICA Trustee also offered to enter into tolling agreements - in most cases, for six (6) months - to allow for further investigation and, where appropriate, settlement discussions. As of the date hereof, Fund LLC has recovered approximately $44,740 in respect of avoidance claims.

     On June 3-4, 2004, the ICA Trustee filed lawsuits against those parties that did not respond to his inquiries or refused to enter into tolling agreements. So far, the ICA Trustee has commenced 18 adversary proceedings. Initial status conferences are set for September 8, 2004.

     In addition to the avoidance claims filed, the ICA Trustee is continuing to investigate non-bankruptcy specific claims to be asserted on the Debtors' behalf. However, at this stage, it is too early to determine whether these additional claims will result in additional lawsuits.

     4.   CLASS ACTIONS/D&O

     In 2002, a class action was filed against the Funds and certain former directors and officers in the United States District Court for the District of Columbia. Two additional class actions were subsequently filed and have been consolidated with the first. Attorneys for the lead plaintiff have participated in discussions with the ICA Trustee, the class action defendants, and the Debtors' insurance carrier, St. Paul. At issue is the coverage available under two policies, a $5,000,000 directors & officers policy and a $5,000,000 banker's liability policy.

     Through the effort of the ICA Trustee's an initial payment of approximately $700,000 was recovered under the D&O policy. Recently, the ICA Trustee negotiated a settlement in principle that will result in Fund LLC's recovery of most of the balance under the D&O policy. That settlement is subject to, inter alia, approval by the Court overseeing the class actions and an aggregate cap on the number of investors who opt out of the settlement. If the settlement is approved, recovery of the D&O proceeds will enhance the recovery by the Funds' investors.

     5.   GLOBAL SETTLEMENT

     On November 19, 2003, a consent judgment was entered between the Funds and the SEC, ending the Funds' involvement as defendants in this lawsuit. In June 2004, Hershon and the ICA Trustee signed a term sheet reflecting an agreement in principle that will conclude this lawsuit and a number of related proceedings. The global settlement is still being documented but for purposes of this Report contemplates a payment by Hershon to be distributed to investors and certain injunctive relief. The settlement was approved on a preliminary basis by the Staff of the SEC. The ICA Trustee believes that the settlement is in the Liquidating LLCs' and investors' best interests, and will file a motion seeking approval of its terms once it is fully documented.

                                       IV.
                               FINANCIAL CONDITION
                               OF LIQUIDATING LLCS

     Unaudited balance sheets and statements of operations summarizing the Liquidating LLCs' financial condition as of June 30, 2004, are attached hereto as Exhibit A.

                                       V.
                              PROPOSED DISTRIBUTION

     Fund LLC is proposing to make a distribution in August, its second under the Plan, in the amount of approximately $3,096,849. Under the Plan, the entire amount must be applied to the Escrow Note. Specifically, Section 1.2.45 of the Plan requires that the Escrow Note be paid in full, with interest accrued through the date of payment, prior to any further distributions on account of non-Escrow Claims. Fund LLC is not proposing to make a distribution on account of Non-Escrow Claims at this time. The distribution will be applied (i) to reduce the principal balance on the Escrow Note by $3,000,000, leaving a remaining principal balance of $2,000,000, and (ii) to pay in full accrued and unpaid interest on the Escrow Note as of the date of payment (as of June 30, 2004, approximately $96,849). After giving effect to the distribution, investors with Escrow Claims will have recovered $18,759,701.74, or 71.4% of their Claims.

     The proposed distribution will leave Fund LLC with available cash of $7,252,579 to cover the costs of administration and, if appropriate, make limited further investments. The distribution is conservative, accounting for the fact that only seven (7) months have elapsed since the Effective Date of the Plan. During the First Interim Period, a few assets were sold and progress was made towards the sale of a number of other assets, as set forth above. However, the administration of the Liquidating LLCs is a work in progress and there is much work left.

     Based on current projections, it appears that a number of liquidation events may occur in the next few months, from which the ICA Trustee hopes to make a distribution in late October 2004 in an amount sufficient to retire the Escrow Note. The ICA Trustee further hopes to make a distribution in December 2004 to non-escrow investors and other general unsecured creditors.

     In general, the administration of the Liquidating LLCs is proceeding ahead of schedule. There are a few exceptions, such as the liquidation of the Funds' investment in Anquilla, but by and large the liquidation of most assets is at or ahead of schedule. It is still too early to accurately estimate what the ultimate recovery will be by investors and other unsecured creditors. However, if the current progress continues, it appears that the liquidation will be concluded in less than the five (5) years allotted by the Plan for the ICA Trustee's administration of the Liquidating LLCs.

Dated: New York, New York
       July 26, 2004

                                        IBF Liquidating LLC and
                                        IBF Fund Liquidating LLC


                                        By: /s/ Arthur J. Steinberg
                                            ------------------------------------
                                            Arthur J. Steinberg, ICA Trustee, as
                                            Manager and Liquidating Agent

Counsel to the ICA Trustee:

Arthur J. Steinberg (AS 1298)
Heath D. Rosenblat (HR 6430)
Kaye Scholer LLP
425 Park Avenue
New York, NY 10022
212/836-8000 telephone
212/836-7157 facsimile

                                                                         Annex B

Arthur J. Steinberg (AS 1298)
Heath D. Rosenblat (HR 6430)
Kaye Scholer LLP
425 Park Avenue
New York, NY 10022
212/836-8000 telephone
212/836-7157 facsimile

UNITED STATES DISTRICT COURT
SOUTHERN DISTRICT OF NEW YORK

SECURITIES AND EXCHANGE COMMISSION, )
                                    )
         Plaintiff,                 )
                                    )
   vs.                              ) Case No.02-CV-5713-JES
                                    )
IBF COLLATERALIZED FINANCE CORP.,   )
IBF-VI SECURED LENDING CORP.,       )
INTERBANK FUNDING CORP., AND        )
SIMON A. HERSHON INDIVIDUALLY,      )
                                    )
         Defendants.                )

                SECOND INTERIM REPORT FOLLOWING EFFECTIVE DATE OF
               JOINT LIQUIDATING PLAN WITH RESPECT TO THE DEBTORS

                                February 1, 2005

     This second interim report ("Report")(1) is submitted on behalf of IBF Liquidating LLC ("IBF LLC") and IBF Fund Liquidating LLC ("Fund LLC" and, collectively, the "Liquidating LLCs"), pursuant to Section 9.3 of the Plan and Paragraph 1 of the Bankruptcy Court's "Post-Confirmation Order and Notice" dated August 28, 2003. This Report is the second such update and addresses the period from July 1, 2004 through January 31, 2005 (the "Second Interim Period"). For information relating to events prior to the Second Interim Period, reference is made to the First Interim Report Following Effective Date Of Joint Liquidating Plan With Respect To The Debtors ("First Interim Report") covering the period from December 10, 2003 (inception of Fund LLC) through June 30, 2004 ("First Interim Period"). The First Interim Report was filed with the Clerk of the District Court on July 26, 2004, and is also available at no cost for printing or downloading at the Liquidating LLCs' website (www.ibffund.com).

     Part I of this Report is an executive summary. Part II summarizes significant events that occurred during the Second Interim Period and discusses the steps being taken to liquidate the remaining assets in the Liquidating LLCs' portfolios. Part III incorporates Exhibit A, which summarizes the financial condition of the Liquidating LLCs. Finally, Part IV discusses the amount and source of the next distribution, Fund LLC's third, proposed to be made in February 2005.

                                       I.
                                EXECUTIVE SUMMARY

A.   RECEIPTS AND DISBURSEMENTS

     In the Second Interim Period, Fund LLC collected roughly $13,014,494 and disbursed roughly $12,055,050, for an increase to available cash of approximately $959,444.

     The cash flow for the period resulted primarily from (i) collections from the two

----------
(1) Capitalized terms used but not defined in this Report shall have the meanings ascribed to them in the Joint Liquidating Plan with Respect to the Debtors (as confirmed and as approved by this Court, the "Plan").

residential mortgage securitizations assets ($7,651,710); (ii) the sale of the Pinehills development in Plymouth, Massachusetts ($3,200,000); (iii) repayment in full of a loan made to Tuned in Sports, Inc. ($372,000); (iv) settlement of claims asserted against brokers to recover commissions paid on account of capital raised that was deposited into the SEC Escrow (as defined herein) (approximately $295,000); (v) recoveries on avoidance actions and other claims asserted by Fund LLC (approximately $338,508); (vi) repayment in full of a collateral deposit Fund LLC made on behalf of US Mills, Inc. ($200,000); (vii) repayment in part of a loan made to I&BS (approximately $300,000); (viii) settlement with the US Postal Service in connection with the Tribeca project ($250,000); (ix) further installment payments ($72,500) collected under a settlement with a former borrower, 1970 Asset Management, and its principal and guarantor, Ed Stein (bringing the total recovered so far to roughly $272,500); and (x) closings of both the sales of the Comfort Inn and Best Western in Orlando, Florida, which will net Fund LLC combined proceeds of approximately $700,000 to $900,000.(2)

     In terms of disbursements, in October 2004, Fund LLC made its second distribution under the Plan, distributing about $9,152,153. Escrow Claimants were paid $5,152,153, bringing their total recovery to approximately $20,800,000, or about 78%, and Non-Escrow Claimants were paid $4,000,000, bringing their total recovery to approximately $7,600,000, or about 4.5%. The distribution was approved by the District Court, after notice to all investors and a hearing. With the Escrow Note retired, future distributions will be principally for the benefit of Non-Escrow Claimants.

     Fund LLC continues to have discretion under Section 8.7 of the Plan to make further investments in certain portfolio assets in an effort to enhance investor recoveries. During the

----------
(2) The presentation assumes the Best Western transaction closed during the Second Interim Period. In actuality, Best Western is scheduled to close on February 2, 2005.

Second Interim Period, Fund LLC made two such investments: a loan of $350,000 to I&BS to make the initial payment required under a settlement of litigation with the owner of a business acquired by I&BS, discussed infra, and advances of $28,390 to Pinehills to cover association fees, common area maintenance charges and a payment on an infrastructure note, all of which were required to maintain the status quo until the property could be sold (which it was).

B.   PROPOSED THIRD DISTRIBUTION BY FUND LLC

     Fund LLC is proposing to make the next distribution in February 2005, its third under the Plan, in the amount of $7 million. Assuming that a distribution is approved and is then made, Escrow Claimants' recovery to date will be $21,183,867 or roughly 79%, and Non-Escrow Claimants' recovery to date will be $13,954,549 or roughly 8.5%.

C.   PROCEDURE FOR OBJECTING TO PROPOSED DISTRIBUTION

     Pursuant to Section 9.3 of the Plan, parties in interest wishing to object to the proposed distribution must do so by filing a written objection with the Clerk of this Court and serving the objection on the ICA Trustee and the Liquidating LLCs so as to be received at least five (5) days prior to the date of the proposed distribution. For purposes hereof, the date of the proposed distribution is February 22, 2005, so objections must be filed and served NO LATER THAN FEBRUARY 16, 2005. In the absence of any such objections, the Liquidating LLCs will make the distribution in the amount and manner so proposed on or as soon after such date as may be practicable.

                                       II.
                               PROGRESS REPORT FOR
                              SECOND INTERIM PERIOD

A.   DISTRIBUTIONS TO INVESTORS

     Fund LLC made its first distribution under the Plan in December 2003, distributing approximately $19,241,000, as follows: (a) investors with Escrow Claims (Classes CFC-3 and SLC-3 in the Plan) were paid $15,662,853, or roughly 58% of their Claims; and (b) investors and other creditors with General Unsecured Claim against the Funds or IBF Hotel (Classes CFC-4, CFC-5, SLC-4, SLC-5 and IBF Hotel-4) ("Non-Escrow Claimants") were paid $3,578,553, or roughly 2% of their Claims. Pursuant to the Plan, Fund LLC made the initial distributions from the SEC Escrow, which, as of November 30, 2003, had a balance of $24,452,853, and reserved $5,000,000 in exchange for a five-year note ("Escrow Note"), payable to Escrow Claimants.

     In October 2004, Fund LLC made its second distribution, distributing about $9,152,153.(3) Escrow Claimants were paid $5,152,153, bringing their total recovery to approximately 78%, and Non-Escrow Claimants were paid $4,000,000, bringing their total recovery to about 4.5%. The second distribution repaid in full the Escrow Note, which at the time had a total balance of approximately $5,152,153 (principal of $5,000,000, accrued interest of $152,153). The Escrow Note was accruing interest at the rate of 3.5% per annum and was payable in full at maturity in December 2008. Section 1.2.45 of the Plan specifically required the Escrow Note to be repaid in full, with accrued interest, before any further distributions to Non-Escrow Claimants.

     With the Escrow Note paid in full, future distributions will be principally for the benefit

----------
(3) When the First Interim Report was mailed to investors in July 2004, Fund LLC was proposing to make two or three smaller distributions, starting in August. However, letter objections were received from two of the approximately 2400 investors served with the notice, so the distributions were postponed to give Fund LLC time to address the objections with the Court. Based on further discussions, both investors withdrew their objections. As a result of the time delays, the proposed distributions were combined into a single distribution made in October 2004.

of Non-Escrow Claimants, with two limited exceptions. First, Fund LLC is asserting claims to recover commissions of roughly $3.79 million paid to brokers who sold securities after December 14, 2001 - a cutoff date established by agreement with the SEC. Proceeds raised from investors after that date were deposited into an escrow account, the SEC Escrow, for the benefit of those later investors. Under the Plan, the first $3.79 million recovered on those claims (so far, Fund LLC has recovered roughly $295,000) must be distributed, net of expenses, to Escrow Claimants. Second, under the Plan, investors with Escrow Claims were also given General Unsecured Claims against the Funds, called Deficiency Claims, calculated as the difference between the total amount of their investments and the total consideration they have been paid to date. On account of those Deficiency Claims, Escrow Claimants were given membership interests in Fund LLC and are entitled to participate with Non-Escrow Claimants in any distributions on account of those Fund LLC interests. The figure may change depending on how much is recovered on the broker commission claims, but currently, Deficiency Claims represent about 3.63% of the total General Unsecured Claims against the Funds and IBF Hotel.

     As previously reported, IBF LLC has no material assets and has made no distributions to IBF's creditors; nor does it appear that IBF LLC will recover any assets which could be distributed to IBF's creditors. The Plan further requires that, before making any distributions to IBF's creditors, IBF LLC must first repay amounts advanced by the Funds during the Debtors' chapter 11 cases to pay IBF's share of administrative expenses. As a result, IBF LLC is still not expected to make any distributions. Fund LLC is currently paying IBF LLC's share of administrative costs, but the work required is minimal and the cost should not be material.

B.   TAX/REPORTING REQUIREMENTS

     In October 2004, the Liquidating LLCs filed their tax returns for 2003. On October 8, 2004, investors who received equity (i.e., membership interests) in Fund LLC under the Plan (i.e. Non-

Escrow Claimants, plus Escrow Claimants to the extent of their Escrow Deficiency Claims) were mailed IRS Form K-1s, reflecting their respective share of allocable income or loss for 2003.

     Previously, in January 2004, each investor receiving membership interests in Fund LLC was mailed IRS Form 1099-B reflecting the membership interests allocated to that investor in exchange for his or her Allowed Claim against the Funds. Those documents established each investor's tax basis in Fund LLC. The new tax basis reflected an approximate 31% value versus original investment amounts, or an approximate 69% loss per investment. In the period between the mailing of the 1099-Bs and K-1s, there was an adjustment to the assets and liabilities reported by Fund LLC, resulting in a slightly lower starting value for the enterprise and a slightly lower tax basis for investors of approximately 29.1% versus original investment amounts, or approximately 70.9% loss per investment. Investors were notified of the change by letter dated October 19, 2004, mailed with the second distribution. Investors are encouraged to consult with their own tax professionals to understand how that adjustment may affect their personal situations and any possible recognition of a greater tax loss for 2003.

     Fund LLC is in the process of finalizing its financial records for the year ended December 31, 2004 and is beginning preparation of its tax returns for 2004. It is anticipated that the 2004 return, and the mailing of IRS Form K-1 will be completed in the next few months.

C.   INVESTMENT PORTFOLIO

     The following is a summary of activities during the Second Interim Period concerning certain investments in Fund LLC's portfolios. Reference is made to Exhibit D of the Preliminary Report of Arthur J. Steinberg, Trustee ("Preliminary Report"), filed with this Court on February 18, 2003, for a more thorough description of the amount and nature of each investment.

     1.   PLATFORM COMPANIES

          A.   I&BS/ABR

     Investment & Benefit Services, Inc., d/b/a American Benefit Resources, Inc. ("I&BS"), is in the business of third-party administration of pension and 401K plans for employees.

     During the Second Interim Period, I&BS made payments reducing the principal balance owing to Fund LLC by $300,000 ($320,000 inclusive of interest). That $320,000, when added to the $200,000 collected in the First Interim Period, represents the repayment in full of (i) $250,000 loaned to I&BS to pay accrued legal fees (which reflects a discount negotiated by the ICA Trustee) and (ii) a purchase money note for $250,000 owed in connection with the acquisition of the East Coast division of I&BS (which also reflects a deferral negotiated by the ICA Trustee). (See First Interim Report at p. 12).

     Prior to the Second Interim Period, Fund LLC lent I&BS $2,110,000 to finance two acquisitions intended to grow the business - (a) two companies in Houston, Texas, ML Kerns Associates and ML Kern Capital Management, and (b) a company in Seattle, Washington, National Associates. (See First Interim Report at p. 12). In the Second Interim Period, the ICA Trustee continued to focus on how I&BS was integrating the newly-acquired firms and establishing centralized systems. In September 2004, I&BS borrowed an additional $350,000 from Fund LLC to make the initial payment due under its settlement with Robert Presberg, discussed in Section II(E)(2) below. Also, in October 2004, with Fund LLC's consent, I&BS opened a $1,000,000 line of credit with a third-party lender, EuroAmerican Investment Corp., to improve its liquidity situation.

     Fund LLC is discussing exit strategies with I&BS, including selling the business, refinancing the debt owed to Fund LLC, converting some of Fund LLC's debt to equity or some combination of the three. I&BS may still be a material source of recovery for Fund LLC.

          B.   US MILLS

     U.S. Mills, Inc. ("US Mills") is a leading marketer of natural and organic breakfast cereals, cookies and crackers. Its products are marketed principally for their nutritional and health benefits. Currently, it has five brands in its portfolio - Uncle Sam Cereal, Farina Mills, Skinner's, Erewhon and New Morning.

     In the First Interim Period, Fund LLC exercised its discretion under
Section 8.7 of the Plan, which permits it to invest up to another $1 million in US Mills, to extend further credit to US Mills in the form of a $200,000 pledge in favor of US Mills' bank lenders. The pledge enabled US Mills to modify its existing banking line and obtain additional liquidity to meet the increased demand for its products. On December 16, 2004, US Mills retired the pledge by paying Fund LLC the balance due, $200,672.26.

     In terms of its business, US Mills launched a number of new products in 2003-2004 and experienced an increase in demand for other products, including as a result of a recommendation of "Uncle Sam" brand cereals in the popular "South Beach Diet" book. In June 2004, US Mills and the ICA Trustee agreed that, based on these developments, it was an appropriate time to explore options to sell US Mills. US Mills and the ICA Trustee subsequently conducted a search for an investment banking firm to lead the marketing process and, after interviewing a number of candidates, US Mills hired Gruppo, Levey & Co. ("GLC").

     In mid-December 2004, USM entered into a non-binding letter of intent to sell its business. The parties are negotiating a purchase agreement that, once signed, will be presented for approval to the Bankruptcy Court. Barring any setbacks, the parties are on track to close a transaction in the first half of the 2005 year. US Mills will be a material source of recovery for Fund LLC.

          C.   TUNED IN SPORTS

     Tuned In Sports, Inc. ("TiS") was a sporting goods company that specialized in the manufacture and marketing of soft surfboards, body boards and camping equipment.

     As previously reported, prior to the Second Interim Period, the ICA Trustee and his advisors devoted substantial time to meeting with the management of TiS and monitoring operations. At the time, the business was performing poorly and the ICA Trustee reported concerns about TiS's ability to continue as a going concern. In June 2003, in an effort to boost investor recoveries, the ICA Trustee loaned TiS $361,000 ($372,000 inclusive of advanced loan closing costs) to purchase inventory for its busy season, in the hopes of generating additional sales that would translate to a higher recovery. The loan was secured by a second lien against Hershon's office building in Washington, DC.

     In the Second Interim Period, TiS was unable to raise additional financing or capital and ceased operations in the fall of 2004. In September 2004, the office building in Washington, DC was refinanced and the proceeds were applied to repay in full the $361,000 loan, which at the time had a balance of $398,208. Moreover, in September 2004, the ICA Trustee, Hershon and TiS entered into a Release and Consent Agreement, whereby Fund LLC gave, and Hershon received, title to the TiS assets on account of his repayment of the $361,000 loan. Aside from the recovery in full of the $361,000 loan, there will be no further recovery from TiS.

          D.   CAPSTONE CAPITAL LLC

     Capstone Capital LLC ("Capstone") was in the business of providing financial support and investment services to companies by purchasing their pre-sold inventory from domestic and offshore manufacturers, vendors or suppliers and, upon shipment, re-selling to the client companies' factors. Prior to the Petition Date, CFC loaned Capstone $5,000,000. The loan has matured, is in default, and as of December 31, 2004, had a balance owing of about $5,265,051.

The loan is secured by a lien against all or substantially all of Capstone's assets, which lien is junior to that of a lender, Northfork Bank, securing a loan that, as of December 31, 2004, had a balance of roughly $898,000. CFC also owns 50% of the equity of Capstone.

     As previously reported, Capstone ceased operations at the end of 2003 and is being liquidated. Its assets consist mainly of loan receivables, the overwhelming majority of which is tied to the collection of medical reimbursables in the chapter 7 liquidation of one of its clients, Vista Optical. Capstone is continuing to collect out its receivables and the ICA Trustee continues to monitor Capstone and the liquidation of Vista Optical but no material recovery is expected.

     2.   OPERATING HOTELS

          A.   HILTON GARDEN INN

     There is nothing new to report concerning the Hilton Garden Inn, a 122-room hotel in Round Rock, Texas, near the headquarters of Dell Computers. The hotel is owned by Chisholm Partners, Ltd. ("Chisholm"). Fund LLC owns a 75% limited partnership interest in Chisholm. The hotel is subject to a first deed of trust held by Union Bank & Trust Company that, as of December 31, 2004, had a balance of $6,300,000. A forbearance agreement is in place, pursuant to which Union Bank is being paid current interest only at a reduced rate. It is still too difficult to predict whether there will ever be a material recovery by Fund LLC.

          B.   FAIRFIELD INN

     There is nothing new to report concerning the Fairfield Inn (Marriott), a 144-room hotel in Vinings, Georgia, near the corporate headquarters of Home Depot. The hotel is owned by Vinings Partners LP. ("Vinings"). Fund LLC owns a 90% limited partnership interest in Vinings. The hotel is subject to a first mortgage held by Union Bank & Trust Company that, as of December 31, 2004, had a balance of roughly $5,600,000. At present, the hotel is meeting its current obligations. The first mortgage matures in 2009. At one point there were discussions with the lender about providing interest rate and other relief, but no agreement was reached. It is still too difficult to predict whether there will ever be a material recovery by Fund LLC.

          C.   COMFORT INN

     The Comfort Inn is a 120-room hotel located in Orlando, Florida, near Discovery Sea World. CFC financed the acquisition of the hotel and, prior to the Petition Date, made loans of about $2,505,000 to the owner, Sita Resorts, Inc. ("Sita"). Sita stopped making payments on the loan in October 2001, causing CFC to exercise its remedies and obtain ownership and control of Sita in early 2002. As of December 31, 2004, the principal balance owing on CFC's loan was roughly $3,000,000. The hotel is encumbered by a first mortgage in favor of Colonial Bank, securing a loan, in default, that as of December 31, 2004, had a balance due of roughly $5,800,000, including accrued and unpaid interest.

     During the First Interim Period, efforts were made to sell the hotel and Fund LLC located a stalking horse, Encore Enterprises, Inc. ("Encore"), for the Comfort Inn and the Funds' other Orlando hotel, the Best Western Universal Inn.

     As of the end of the First Interim Period, Sita was still engaged in protracted litigation with the former owners of the hotel, Stephen and Grant Mullen ("Mullens"), in state court in Orange County, Florida. The litigation - essentially, a dispute over whether CFC's foreclosure on the stock of the two holding companies for the hotels was proper - had been pending for several years and proceeded through a number of rulings and appeals, all in Fund LLC's favor. However, the Mullens were persisting and as the litigation dragged on, Encore became increasingly concerned that the Mullens were creating a cloud on Fund LLC's ownership and control of the two hotels. In July 2004, to address those concerns, Fund LLC filed a motion with the Bankruptcy Court (i) seeking confirmation that it does in fact control the stock of the owners of the two hotels, i.e. that its foreclosure was proper, (ii) requesting authority to vote the stock in favor of a sale of the two hotels to Encore or another third party on such terms as may be acceptable to Fund LLC, and (iii) seeking to expunge two notices of lis pendens filed by the Mullens with the Orange County Recorder of Deeds. The Mullens filed responsive papers and a contested hearing was held on September 15, 2004. The Bankruptcy Court ruled in favor of the Liquidating LLCs on all counts and entered an order to that effect on September 15, 2004. Following the hearing, Fund LLC, with the assistance of local counsel in Florida, took the steps necessary to have the lis pendens discharged by the recorder of deeds in Orange County.

     On October 15, 2004, the Mullens filed a belated appeal from the Bankruptcy Court's September 15, 2004 order. The Liquidating LLCs responded and, on November 23, 2004, another hearing was held. The Bankruptcy Court again ruled in favor of the Liquidating LLCs. As a result of those efforts, the Mullens litigation is no longer clouding title to the hotels.

     In terms of the exit strategy, in June 2004, Sita signed a purchase and sale agreement to sell the hotel to Encore. Subsequently, Encore failed to satisfy its financing contingency and Fund LLC terminated the contract and turned to a second buyer. Those discussions fell through as well, so Fund LLC initiated discussions with a third buyer. The transaction closed on January 28, 2005, and it is anticipated will net Fund LLC approximately $477,000.

          D.   BEST WESTERN UNIVERSAL INN

     The Best Western Universal Inn is a 70-room hotel located in Orlando, Florida, near Universal Studios. SLC financed the acquisition of the hotel, and prior the Petition Date made loans of approximately $1,183,000 to the owner, Ganesh Hospitality, Inc. ("Ganesh"), and the management company, Granjac Resorts, Inc. ("Granjac"). Ganesh and Granjac stopped making payments on the loan in October 2001, causing SLC to exercise its remedies under the loan documents and obtain control over Ganesh and Granjac. As of December 31, 2004, the balance owing on SLC's loan is approximately $1,300,000. The hotel is encumbered by a first mortgage in favor of Mercantile Bank, securing a loan with a balance of about $2,900,000.

     During the First Interim Period, efforts were made to sell the hotel and, as noted above, Fund LLC located a stalking horse, Encore, for the Comfort Inn and Best Western Universal Inn. Mercantile's mortgage is in default but there is a forbearance agreement in place.

     Reference is made to the prior discussion of litigation respecting the Comfort Inn for a summary of the dispute over title to the two hotels and the steps taken to address it. As a result of the ICA Trustee's efforts, the Mullens litigation is no longer clouding title to the hotels.

     In terms of the exit strategy, in June 2004, Ganesh signed a purchase and sale agreement to sell the hotel to Encore. However, unlike the Comfort Inn, Encore completed its due diligence and the transaction is due to close on February 2, 2005, and is projected to net Fund LLC approximately $515,000.

     3.   DEVELOPMENT PROPERTIES

          A.   TRIBECA

     CFC advanced monies to IBF Hotel to initiate development of a 272-room hotel in the Tribeca section of lower Manhattan. In September 2002, IBF Hotel assigned all right, title and interest in the project to AMJM Realty, LLC ("AMJM"), in exchange for which AMJM issued a promissory note for $4,500,000 payable to IBF, for the benefit of CFC. The rights assigned to AMJM included IBF Hotel's rights under purchase and sale agreements signed with the owners of the two primary parcels on which the hotel was supposed to be built. The AMJM note matured and was not paid.

     Prior to the Effective Date, the ICA Trustee negotiated a settlement with the owners of the primary development parcel, approved by the Bankruptcy Court, which led to a recovery by Fund LLC of $227,996, plus a sharing of future benefits respecting development and/or sale of the parcel. In the Second Interim Period, a settlement was completed with the owner of the secondary parcel, the U.S. Postal Service, that enabled Fund LLC to recover another $250,000. The settlement was approved by the Bankruptcy Court on August 9, 2004.

          B.   SAHR

     CFC made advances to fund development of a Marriot Resort on a 50-acre site in San Antonio, Texas, in a 2,855-acre mixed-use development being developed by Lumbermen's Investment Corp. ("Lumberman's"). CFC made its loan to SAHR, LLC, which was owned 100% by IBF Hotel, for the benefit of CFC. In the First Interim Period, CFC contributed its interest in SAHR (plans, architectural drawings, specifications, etc.) to a joint venture partnership with Lumbermen's in exchange for a 24% limited partnership interest in the joint venture. Lumbermen's contributed the undeveloped land in exchange for its 76% limited partnership interest. Lumbermen's continued its efforts during the Second Interim Period to explore development opportunities, including discussions with a major hotel franchise. Currently, it is impossible to estimate whether there will be a recovery and, if so, when it will be realized.

          C.   PINEHILLS

     CFC made certain advances to Plymouth Ventures, LLC ("Plymouth Venture") to fund the purchase of raw land and for the development (plans, permits, etc.) of a resort hotel project that was to be part of a 3,037 acre master planned community. Prior to the Petition Date, CFC made loans to Plymouth Venture of approximately $11,445,000. CFC's loan matured, went into default and, as of September 30, 2004, had a balance due of approximately $15,978,463.

     The project never made it out of the planning phase. Beginning shortly after the ICA Trustee's appointment in December 2002, efforts were made to market the land formally and informally. Those efforts included, inter alia: (i) discussions with the master developer in an effort to salvage the project; (ii) marketing from December 2002 through September 2004 by former employees of certain IBF affiliates; (iii) ordering an MAI Appraisal; and
(iv) engaging an independent commercial real estate broker.

     Faced with limited alternatives, including mounting carrying costs of approximately $250,000 a year and the potential loss of a valuable tax abatement, the ICA Trustee agreed in the Second Interim Period to sell the land back to the master developer. The Bankruptcy Court approved the proposed sale on September 15, 2004, and the sale closed on October 1, 2004.

     Under the transaction, Fund LLC recovered approximately $3.2 million cash and the developer assumed the infrastructure note obligations and common area fees (approximately $1,000,000). As part of the sale, the master developer also agreed to withdraw its proofs of claim at no further cost to Fund LLC. The developer's two proofs of claim sought damages in an undetermined amount stemming from CFC's alleged breach of contract, which otherwise would have been resolved through litigation.

          D.   ANGUILLA

     CFC made certain advances to fund the development of a resort on 1,407 acres of undeveloped land on Anguilla Beach, Cat Island, in the Bahamas. CFC's loan was through a special purpose company, IBF Bahamas, Ltd., to the developer, Cat Island Ventures, Ltd. Prior to the Petition Date, CFC loaned approximately $5,200,000 to the developer. The loan matured in 2001, is in default, and as of December 31, 2004 had a balance of roughly $12,785,832.

     The loan was supposed to have been secured by a first mortgage, but a lien search by IBF's former counsel in the Bahamas failed to disclose a prior first mortgage for roughly 2,500,000 held by Gulf Union Bank (Bahamas) and the owner never disclosed it. Consequently, CFC's loan is secured by a junior mortgage. CFC commenced litigation against its closing attorney who has malpractice insurance, reportedly subject to a cap on coverage of $2,000,000. On advice of local counsel, the litigation was placed on inactive status pending a sale of the property and the fixing of CFC's damages.

     Gulf Union is in receivership, and its liquidator is controlling the efforts to sell the property. Currently, Gulf Union reports that it is in discussions with a developer who cleared the initial stages of approval with the local government office to acquire the property and develop a resort. Those discussions reportedly began in the First Interim Period and are still on-going but are not of public record.

     With a potential buyer involved and in some level of discussions with the government, Fund LLC has been reluctant to try to market the property independently. The property is an undeveloped tract of land on a remote island that has little or no infrastructure and is primarily accessed by boat, meaning that any development project will be a large undertaking. In addition, given the development's importance to the local economy, the government office is actively involved, which has added delay to the process. During the First Interim Period, the ICA Trustee instructed local counsel to move forward with the litigation against the closing attorney's insurance carrier. The summary judgment hearing was originally scheduled for September 2004 but a hurricane system struck the area in September 2004 and so the hearing was continued to March 2005. It is unclear whether at this stage in the sale process the Court will consider the request for damages but at the very least Fund LLC will seek to establish liability in order to advance the proceeding against the former counsel.

     At this stage, it is impossible to estimate the amount or timing of Fund LLC's recovery.

     4.   SECURITIZATIONS

     Fund LLC is holding two (2) residential mortgage securitization assets, one underwritten by Lehman Brothers, ARC 2001-BC-1, and the other by DLJ Mortgage Corp. and Credit Suisse First Boston, CSFB ABS 2001-HE-25. In the former, CFC invested approximately $3,100,000, and in the latter, CFC and SLC invested approximately $4,000,000 and $450,000 respectively - for a total invested by the Funds in the two transactions of approximately $7,500,000.

     The investments continue to be a source of significant cash flow. However, because the performance of those assets cannot be assured, Fund LLC made the decision to explore the possibility of selling them and filed a motion seeking permission to do so with the Bankruptcy Court. The motion was granted on September 28, 2004. As previously reported, Fund LLC made no commitment to sell in the near term and contemplated that it could postpone a sale if it did not receive sufficient interest from buyers and continue collecting monthly payments.

     In September 2004, with assistance from its advisors, the Berkshire Group ("Berkshire"), the ICA Trustee solicited interest in the securitization assets. Berkshire prepared an information package and contacted a mix of banks and dealers and end users to obtain preliminary expressions of interest. Preliminary materials were sent to thirteen (13) parties and six (6) signed confidentiality agreements entitling them to additional information.

     Bids were received for the CSFB and the ARC assets. Following receipt of the bids, Berkshire engaged in discussions with the parties in an effort to increase the bids. While there was some movement, the bids did not come up to the price levels supported by internal models so the ICA Trustee made the decision to hold the assets.

     The decision to hold was a good one, and the performance of the two securitization assets exceeded the bids solicited in the Second Interim Period. From September 2004 through January 2005, Fund LLC will have collected roughly $6.55 million on the CSFB asset, and roughly $410,000 on the ARC asset. In addition, Fund LLC still holds the rights to modest future collections on both assets and a possible residual value therefrom. Specifically, after July 2005, the cash flow on the CSFB asset will drop to de minimis amounts for several years, and is projected to ramp back up in late 2007 or early 2008. Collections under the ARC asset are also expected to trickle off. Given the fact that the future cash streams, particularly where they are several years off, are largely speculative, Fund LLC is contemplating going back to the market with the two assets to find a buyer more able to assume the risk of "long tail" collections.

D.   CLAIMS OBJECTIONS

     Prior to the Effective Date, the ICA Trustee's advisors performed a thorough claims review and objection process, expunging or reclassifying roughly 630 claims. At the end of the First Interim Period, there were only a handful of disputed claims left, all of which were the subject of objections and in various stages of litigation in the Bankruptcy Court. It now appears that all disputed claims have been resolved or will be resolved shortly, as set forth below.

     1.   PINEHILLS

     As discussed above, the master developer filed two proofs of claim against the Debtors' estates, both of which were withdrawn with prejudice in connection with the sale of Pinehills.

     2.   TRIARC

     Triarc, a developer engaged by the Debtors to manage a number of hotel development projects, filed four overlapping proofs of claim with an aggregate face amount of $2 million, essentially for unpaid developer fees and expenses. In the First Interim Period, the ICA Trustee investigated Triarc's claims, determined that they had no merit, and concluded that they were further subject to a number of affirmative defenses and counterclaims. In October 2004, the ICA Trustee met with Triarc and its counsel. Following those discussions, Triarc agreed to withdraw all of its claims with prejudice and the parties agreed to exchange mutual releases. Triarc is presently reviewing a draft release agreement and stipulation and order, which the ICA Trustee anticipates will be filed shortly with the Bankruptcy Court resolving the matter completely.

     3.   INDEMNIFICATION CLAIMS

     There are four disputed proofs of claim filed by two former directors and officers of the Debtors. The claims assert an entitlement to indemnification or reimbursement for any personal liability incurred in the collateral litigation surrounding the Debtors' chapter 11 cases. All four disputed claims are being withdrawn as part of the global settlement discussed below.

E.   LITIGATION

     1.   STEIN/1970 ASSET MGT

     As previously reported, in the First Interim Period, the ICA Trustee entered into a settlement concluding litigation with a former borrower, 1970 Asset Management, over a defaulted loan. The settlement calls for installment payments and is predicated on a determination that a judgment against the borrower or its principal, Ed Stein, who guarantied the loan, would be largely uncollectible. The Bankruptcy Court approved the settlement on March 11, 2004. In the Second Interim Period, Fund LLC collected an additional $72,500 under the settlement, bringing the total recovery to date to approximately $272,500. Under the terms of the settlement, the monthly payments increased to $12,500/mo. in January 2005. If paid in full, Fund LLC could ultimately recover as much as $2 million under the settlement.

     2.   PRESBERG

     Robert Presberg is the former owner of a business acquired by I&BS in 1999. I&BS and Presberg subsequently found themselves in litigation in state court in Los Angeles, California, Presberg claiming that I&BS breached the purchase and sale agreement when it stopped making payments on a seller-financed note and I&BS claiming that it was misled by Presberg when it acquired the businesses and that Presberg misappropriated proprietary information and unlawfully solicited former clients. In June 2004, Fund LLC, as the lender who financed the acquisition for I&BS, filed an adversary proceeding in the Bankruptcy Court seeking damages from Presberg.

The parties subsequently entered into a settlement agreement dated June 28, 2004. In essence, the settlement required I&BS to pay Presberg $750,000 over four (4) years and allowed I&BS to keep the acquired business. The settlement represents a discount from the installment payments I&BS refused to pay. As contemplated in the First Interim Report, Fund LLC loaned I&BS the $350,000 required to make the initial settlement payment in September 2004.

     3.   BB&T

     On June 4, 2004, the Liquidating LLCs filed a complaint against Branch Banking & Trust Co. ("BBT"), commencing an adversary proceeding in the Bankruptcy Court. Prior to filing, the ICA Trustee attempted to engage in discussions with BBT to give BBT an opportunity to respond to his preliminary findings, but BBT declined and so the ICA Trustee filed the complaint prior to the two-year anniversary of the Petition Date to preserve his litigation rights.

     The claims stem principally from a determination that the line of credit provided by BBT was used in such a way that it overstated the Funds' financial health and mislead investors. The ICA Trustee asserts from the transparent way in which the line was manipulated that BBT knew or should have known and was reckless in not knowing that the line was being used in that manner, and BBT has offered nothing in recent discussions that would alter that conclusion.

     Shortly after the complaint was filed, BBT filed a motion in the District Court requesting that the reference be withdrawn from the Bankruptcy Court. The ICA Trustee attended a pre-motion conference on January 11, 2005, and received a briefing schedule from the District Court. Following the hearing in the District Court, BBT filed a motion to dismiss in the Bankruptcy Court and the Bankruptcy Court entered a briefing schedule on the motion to dismiss.

     4.   WEST WENDOVER

     In August 2004, Fund LLC entered into a settlement agreement with the defendants in a state court litigation filed by CFC in state court in Elko County, Nevada, concerning a failed development project in West Wendover, Nevada. Under the settlement, Fund LLC recovered $125,000. The settlement was approved by the Bankruptcy Court on September 15, 2004. As part of the settlement, Fund LLC also negotiated a $25,000 reduction of the fee due to CFC's Nevada counsel in settlement of apparent preference exposure of roughly $25,000.

     The dispute arose when a borrower defaulted on a loan made by CFC. The loan was made to West Wendover Associates ("WWA") for the purpose of developing a housing and entertainment complex on 754 acres of undeveloped land in West Wendover, Nevada. WWA stopped making payments on the loan and CFC filed a lawsuit in California, where a stipulated judgment was entered against WWA and others. Following that lawsuit, CFC learned that certain of the parties involved in the foreclosure sale of the property in Nevada were related in such a way that it gave the appearance that the foreclosure may have been a sham transaction to terminate CFC's second lien, so CFC filed the litigation in Elko County, Nevada. The Nevada action was the subject of a number of dispositive motions decided in the First Interim Period. Upon review of the Nevada court's rulings and a further examination of the claims asserted by CFC, the ICA Trustee made the decision not to spend any more money pursuing the litigation, which was entering the discovery phase, and negotiated the recovery of the $125,000.

     5.   CLAIMS AGAINST THIRD PARTIES

     So far, the Liquidating LLCs have filed 19 adversary complaints in the Bankruptcy Court, seeking to avoid and recover preferential payments or fraudulent transfers the Debtors made prior to the Petition Date. Those adversary proceedings are in various stages of pretrial litigation. In addition, the Liquidating LLCs have entered into tolling agreements in another 21 instances and are in various stages of settlement discussions with those parties.

     Most of the claims asserted are against professionals and other parties who received payments immediately prior to the Petition Date. Included also are claims to recover commissions withheld by brokers on account of securities sold after December 14, 2001 - the cutoff date established in discussions with the SEC, after which proceeds raised from investors were deposited into the SEC Escrow. Those proceeds were never invested in the manner intended and were returned to investors under the Plan. The ICA Trustee is also in discussions with professionals who may have been involved in the events that led to the Funds' demise.

     In the Second Interim Period, Fund LLC recovered approximately $590,000 from the settlement of such claims, of which roughly $250,000 was collected on account of broker commission claims.

     6.   GLOBAL SETTLEMENT WITH HERSHON

     In the Second Interim Period, the ICA Trustee finalized a global settlement with Hershon that, when it closes, will resolve a number of pending matters and result in the recovery of an additional $3.05 million by Fund LLC. In essence, the settlement resolves (a) the SEC's charges against Hershon in this litigation, (b) the allegations against Hershon in the various securities class actions ("Class Actions") pending in the United States District Court for the District of Columbia ("DC Court"); (c) claims the ICA Trustee or the Liquidating LLCs could assert against Hershon, and (d) competing claims by the ICA Trustee and certain former directors and officers of IBF for coverage under two insurance policies issued on behalf of IBF and its subsidiaries by St. Paul Mercury Insurance Company ("St Paul") - a $5,000,000 directors & officers policy ("D&O Policy") and (b) a $5,000,000 bankers professional liability policy ("BPL Policy" and, with the D&O Policy, the "Policies").

     The settlement is embodied in three agreements - (i) a settlement agreement dated October 22, 2004 ("Hershon Settlement"), between the ICA Trustee and Hershon; (ii) a settlement agreement dated October 25, 2004 ("Class Settlement") between Hershon and the lead plaintiffs in the Class Actions; and (iii) a release agreement between the ICA Trustee, St. Paul and certain of the Debtors' former directors and officers ("St Paul Settlement"). The agreements are cross-defaulted and each is an integral part of the global deal.

     In terms of mechanics, Fund LLC will recover $3.05 million under the global settlement as follows. First, St. Paul is paying Fund LLC another $2.35 million under the D&O Policy. That is in addition to roughly $700,000 recovered initially from the D&O Policy by the ICA Trustee in August 2003,(4) bringing Fund LLC's total recovery under the D&O Policy to roughly $3.05 million.(5) St Paul is paying out $4.5 million of the $5 million in coverage under the D&O Policy. St Paul is paying no consideration under the BPL Policy. In addition, Hershon is paying total settlement consideration of $1.3 million to Fund LLC. Of that amount, $398,000 has already been paid to Fund LLC as repayment in full of the $361,000 loan Fund LLC made to TiS in an effort to enhance investor recoveries, which loan was secured by a second lien against Hershon's office building in Washington, DC. Giving effect to that payment, at closing of the various settlements, Fund LLC will collect an additional $901,000 from Hershon.

     The parties are in the process of obtaining the required court approvals. The Hershon Settlement was approved by the Bankruptcy Court by order dated January 20, 2005, and will be presented to the District Court on January 28, 2005. The St Paul Settlement was approved by the Bankruptcy Court on January 20, 2005. The Class Settlement received preliminary approval from the DC Court on November 5, 2004, and in December 2004, the ICA Trustee mailed a notice approved by the DC Court to all investors giving them the opportunity to object to the

----------
(4) Following his appointment, the ICA Trustee engaged in discussions with St. Paul, Hershon and the lead plaintiffs in the class actions concerning the extent of coverage available under the Policies and the competing claims to such coverage. As a result of those discussions, it was agreed that St. Paul would pay certain legal expenses under the D&O Policy, with equal amounts to be paid to the Funds on the one hand and the former directors and officers on the other. Under that initial agreement, the Funds received an immediate payment from St. Paul of $698,028. The directors and officers have received total payments from St. Paul of $779,569.

(5) The bulk of the remainder of the $4.5 million paid out by St. Paul is attributable to: (i) roughly $780,000 paid to directors and officers to cover legal expenses; (ii) an additional $200,000 set aside to pay the legal fees of Hershon through closing, which fees are capped at $200,000; and (iii) class action attorney fees of $450,000.

Class Settlement or elect not to participate thereunder and reserve their rights against Hershon. The deadline for objections was January 13, 2005, no objections were filed (timely or otherwise) and only one investor, with a claim for roughly $216,000, elected not to participate in the Class Settlement. The DC Court held a fairness hearing on January 28, 2005, at which time the Class Settlement was approved.

     Once the required court approvals are received, the next condition to be met will be adoption of the settlement with AIH (discussed below), which should go out to AIH investors shortly. Once all other conditions have been met, the various settlements will then be submitted for final approval by the SEC. That process will take a minimum of 30-60 days, meaning that, barring unforeseen circumstances, the settlements if approved should close in the next few months.

     7.   SETTLEMENT WITH INVESTORS OF AIH

     IBF V-Alternative Investment Holdings LLC ("AIH") is an affiliate of the Funds. AIH is a private equity fund that invested in the equity of two of the platform companies in the Funds' portfolios. AIH raised approximately $3,300,000 from investors and another $1,000,000 in equity from IBF. Currently, there are 72 investors holding 77% of the equity in AIH; by operation of the Plan, the remaining 23% is now held by Fund LLC.

     AIH did not file a chapter 11 case and is not a defendant in this litigation but there is substantial overlap between AIH and the Funds, as previously reported (see Interim Report at p. 21), so the Staff of the SEC asked the ICA Trustee to consider means to resolve investor claims against AIH in the context of the Plan. The issue was discussed with the Committee and it was agreed that a transaction could be structured in which Fund LLC acquired AIH's assets (equity investments in two entities, US Mills and I&BS), in exchange for which AIH investors would receive membership interests in Fund LLC. The proposed settlement with AIH is authorized in

Section 7.7 of the Plan and was approved by the Funds' investors when they voted to approve the Plan. Specifically, Section 7.7 gives the ICA Trustee the authority to treat investor claims against AIH in the same manner as claims in Classes CFC-4, SLC-4, CFC-5 or SLC-5.

     As previously reported, the anticipated dilution to current members of Fund LLC that would result from a settlement with AIH investors should not be material (total capital raised by AIH of approximately $4,300,000 (of which, $1,000,000 was invested by IBF and is now held by Fund LLC), versus total non-escrow capital raised by the Funds of roughly $164,000,000).

     The ICA Trustee has prepared a draft stock purchase agreement and related materials to implement the proposed settlement with AIH, which are being reviewed by Hershon. The stock purchase agreement has gone through several iterations and is close to final. Once in final, the stock purchase agreement will be circulated to AIH investors for approval of the transaction. It is anticipated that, from the date of mailing, the approval process should take 30-60 days. Upon closing of the transaction, Fund LLC will make catch-up distributions to AIH investors to allow them to recover their ratable share of prior distributions made to Fund LLC's members.

                                      III.
                               FINANCIAL CONDITION
                               OF LIQUIDATING LLCS

     Unaudited balance sheets and statements of operations summarizing the Liquidating LLCs' financial condition as of January 31, 2005, are attached hereto as Exhibit A.

                                       IV.
                              PROPOSED DISTRIBUTION

     Fund LLC is proposing to make a distribution in February, its third under the Plan, in the amount of $7 million. Assuming that a distribution is approved and is then made, Escrow Claimants' recovery to date will be $21,183,867 or 79%, and Non-Escrow Claimants' recovery to date will be $13,954,549 or 8.5%.

     The proposed distribution will leave Fund LLC with available of approximately $4,345,000 to cover the costs of administration and, if appropriate, make limited further investments under Section 8.7 of the Plan in an effort to enhance investor recoveries. Efforts are continuing to liquidate the remaining assets in an orderly manner that will maximize investor recoveries.

     Several liquidity events are expected to occur in next few months, chief among them being a possible transaction involving US Mills, and the closing of the global settlement with Hershon, which will net $3.05 million for Fund LLC. Depending on the timing and amount of those recoveries, Fund LLC should be in a position to make another distribution in June or July 2005. The administration of the Liquidating LLCs is still ahead of schedule.

                      [Signature Page Immediately Follows]

Dated: New York, New York
       February 1, 2005

                                        IBF Liquidating LLC and
                                        IBF Fund Liquidating LLC


                                        By: /s/ Arthur J. Steinberg
                                            ------------------------------------
                                            Arthur J. Steinberg, ICA Trustee, as
                                            Manager and Liquidating Agent

Counsel to the ICA Trustee:

Arthur J. Steinberg (AS 1298)
Heath D. Rosenblat (HR 6430)
Kaye Scholer LLP
425 Park Avenue
New York, NY 10022
212/836-8000 telephone
212/836-7157 facsimile