Form 10-K
period 2005-12-31
IBF VI GUARANTEED INCOME FUND
filed 2006-03-31
CIK 1077030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-71091*

IBF Fund Liquidating LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1708882

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

c/o Arthur Steinberg, as ICA Trustee
Kaye Scholer LLP
425 Park Avenue
New York, New York	10022

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 836-8564

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes   ☒ No

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   ☐ Yes   ☒ No   NOT APPLICABLE

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☐    Not applicable

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Not applicable

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable

DOCUMENTS INCORPORATED BY REFERENCE
None

          *IBF Fund Liquidating LLC (the “Company”, “we”, us” or “our”) is the transferee of the assets and certain liabilities of IBF Collateralized Finance Corporation (“CFC”), IBF VI - Secured Lending Corporation (“SLC”) and IBF Premier Hotel Group, Inc. (“IBF Hotel”) pursuant to the First Amended Joint Liquidating Plan of Reorganization (the “Plan”) with Respect To InterBank Funding Corp. (“IBF”), SLC, CFC and IBF Hotel (collectively, the “Debtors”) that was confirmed by order of the United States Bankruptcy Court for the Southern District of New York dated August 14, 2003 and approved in all respects by order dated September 5, 2003 of the United States District Court for the Southern District of New York. On December 10, 2003, the Plan went effective with respect to CFC, SLC and IBF Hotel. Pursuant to oral no-action relief provided by the Office of Chief Counsel, Division of Corporate Finance of the Commission on August 12, 2003 (the “No-Action Relief”), the Company is submitting this Annual Report under cover of Form 10-K under SLC’s former Commission file number. Pursuant to the No-Action Relief, this Annual Report need not and does not comply with all of the requirements of Form 10-K and is not deemed filed pursuant to Section 13 of the Securities Exchange Act of 1934.

Part I

Item 1.	Business.

          As reported to the ICA Trustee (as herein defined), InterBank Funding Corp. (“IBF”) was formed in and around 1995 to make investments in operating businesses, operating hotels, real estate development and properties, securitization assets and other investments by raising investment capital through offerings of debt and equity securities – typically, unsecured high-yield notes sold in private placements through registered broker-dealers. By January 31, 2002, the various funds established by IBF had raised approximately $187 million in investment capital. IBF Collateralized Finance Corporation (“CFC”) and IBF VI - Secured Lending Corporation (“SLC” and, together with CFC, the “Funds”) were two such funds that survived a series of merger transactions in 2001. The Funds were owned by IBF. All of the issued and outstanding equity capital of IBF was owned by Simon A. Hershon.

          On June 7, 2002, IBF and the Funds each filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Southern District of New York. IBF Premier Hotel Group, Inc. (“IBF Hotel”) filed its voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Southern District of New York on November 4, 2002. The Debtors’ (as defined below) Chapter 11 cases were consolidated and were jointly administered.

          On July 23, 2002, the United States Securities and Exchange Commission (the “Commission”) filed a complaint against IBF, the Funds and Mr. Hershon (the “Parties”) in the United States District Court for the Southern District of New York (the “District Court”) commencing a proceeding entitled Securities and Exchange Commission v. IBF Collateralized Finance Corp., et al., No. 02-CV-5713 (JES) (the “SEC Litigation”). Generally, the Commission alleged that the Funds were operated as unregistered investment companies in violation of the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that certain disclosures made by IBF and the Funds to investors in various debt financings were misleading. On motion of the Commission in the SEC Litigation, on December 5, 2002, the District Court granted summary judgment and appointed Arthur J. Steinberg as trustee (“Mr. Steinberg,” the “ICA Trustee,” the “Manager” or the “Liquidating Agent”) under the Investment Company Act for the Funds and their subsidiaries.

          Following his appointment on December 5, 2002, Mr. Steinberg assumed all management responsibilities for the Funds and formulated the First Amended Joint Liquidating Plan of Reorganization (the “Plan”) of IBF, the Funds and IBF Hotel (collectively, the “Debtors”).

          On May 28, 2003, Mr. Steinberg, as ICA Trustee, filed the Plan, which was the culmination of discussions and negotiations, and reflects the settlements and compromises reached by Mr. Steinberg, the Debtors, the committee of unsecured creditors appointed under the Bankruptcy Code and the staff of the Commission.

          The Plan provided for, among other things, the substantive consolidation of the Funds and IBF Hotel. The Bankruptcy Court confirmed the Plan on August 14, 2003 and the Plan became effective with respect to the Funds and IBF Hotel on December 10, 2003 (the “Effective Date”). On the Effective Date, Mr. Steinberg, as ICA Trustee, made the initial distributions required by the Plan. Assets of the Debtors remaining after this distribution were assigned, depending on the Debtor, to either IBF Fund Liquidating LLC (the “Company”) or IBF Liquidating LLC (“IBF LLC”), along with certain liabilities and pending claims against the Debtors. Both of these entities are managed by Mr. Steinberg in his separate capacity as the Manager and Liquidating Agent, and are monitored by the Bankruptcy Court and the District Court pursuant to the Plan. On or about the Effective Date, membership interests in the Company (“Membership Interests”) were distributed to holders of allowed general unsecured claims pro rata in accordance with the amount of their claims (such holders, the “Members”).

          On the Effective Date, after the Funds’ and IBF Hotel’s assets were transferred to the Company, all outstanding shares of the Funds were automatically deemed canceled.

          The Manager maintains a registry of Membership Interests in the Company and IBF LLC; no certificates representing ownership of the Membership Interests have been or will be issued. The terms of the Company’s operating agreement provide that the Membership Interests of a Member may not be transferred; provided, that the Membership Interests may be assigned or transferred by will, intestate succession or operation of law or by order of a court of competent jurisdiction, upon written notice to, and written approval of, the Manager, which approval may be withheld or conditioned as the Manager deems necessary or advisable in his sole discretion.

          The Company was organized for the purposes of liquidating, collecting and maximizing the cash value of its assets, making distributions in accordance with the terms of the Plan and taking actions as are necessary or appropriate to accomplish those purposes, including holding cash in the form of cash, money market funds, treasury bills or other cash equivalents, holding assets for the benefit of the Members, making limited additional investments in assets in certain instances to preserve and maximize the value of the assets and permit the orderly liquidation of those assets, enforcing the rights of the Members and defending claims against such assets. With limited exceptions for pre-approved investments specified in the Plan and also reflected in the Company’s operating agreement, and for additional investments in an asset of an aggregate of $250,000 or less, which investments the Manager may make in the exercise of his business judgment, all additional investments in assets held by the Company made by the Manager are subject to oversight of the District Court or the liquidating committee formed pursuant to the Plan (the “Liquidating Committee”) as follows:

•

If the aggregate additional investment would be for an amount between $250,001 and $1,000,000, the Manager must obtain the prior consent of the Liquidating Committee or, in the absence of such consent, the Manager must receive the approval of the District Court and provide notice to the Liquidating Committee and an opportunity for hearing before the District Court.

•

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

          Pursuant to oral no-action relief provided by the Office of Chief Counsel, Division of Corporate Finance of the Commission (the “No-Action Relief”), the Company is exempt from the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, pursuant to the No-Action Relief, the Manager is required to issue reports to the Members annually and upon termination of the Company showing the assets and liabilities of the Company at the end of each year and upon termination and the receipts and disbursements of the Manager for each such period and event. The annual reports also will describe the changes in the Company’s assets and liabilities during the reporting period, and any action taken by the Manager during the period in the performance of the Manager’s duties that have not been previously reported. The financial statements contained in such reports will be prepared in accordance with generally accepted accounting principles; however, the financial statements will not be audited by independent public accountants. The annual reports are filed with the Commission under cover of Form 10-K using SLC’s Commission file number. Additionally, notice of the annual reports is provided to the holders of Membership Interests and the annual report is posted on the Company’s website at www.ibffund.com. Pursuant to the No-Action Relief, these annual reports will not be deemed filed pursuant to Section 13 of the Exchange Act.

          Pursuant to the No-Action Relief, the Manager will cause the Company to file with the Commission a current report under cover of Form 8-K using SLC’s Commission file number whenever an event with respect to the Company occurs that would require the filing of a Form 8-K by a company registered under the Exchange Act or whenever a material event relating to the Company’s assets or liabilities has occurred, such as an interim distribution. The Plan contemplates that the Company will make interim distributions approximately every 180 days, so long as there are funds available for such purpose. Twenty days before each proposed interim distribution, the ICA Trustee must file with the District Court, and serve on each Member of the Company, a report detailing (i) all actions taken during the prior six-month period, (ii) the financial condition of the Company and (iii) the amount and source of the proposed distribution. All interested parties will have an opportunity to object to the proposed distribution, with any objection to be resolved by the District Court. A current report under cover of Form 8-K will be filed in connection with each interim distribution, disclosing the information required by the Plan. Pursuant to the No-Action Relief, these current reports will not be deemed filed pursuant to Section 13 of the Exchange Act. Copies of each current report filed under cover of Form 8-K also will be available on the Company’s website, and notice of the filing of each current report on Form 8-K will be provided to all holders of Membership Interests.

Tax Treatment

          The Company will issue an annual information statement to the Members with tax information for their tax returns. Members are urged to consult with their own tax advisors as to their own filing requirements and the appropriate tax reporting of this information on their returns.

Distributions

          In December 2003, the Company issued a note in the original principal amount of $5 million (with an interest rate of 3.5% per annum) (the “Escrow Note”) payable to certain investors (“Escrow Investors”) who had invested in the Funds after the close of business on December 14, 2001 and whose monies were deposited at the time into an escrow account created pursuant to discussions with the staff of the Commission. On October 19, 2004, the ICA Trustee arranged for the Escrow Note to be paid in full on or about such date, and to make a distribution to investors in the Funds holding general unsecured claims (“General Investors”).

          In February 2005, the Company distributed $7 million under the Plan. Escrow Investors were paid $254,298 and General Investors were paid $6,610,566. The balance, $135,136, was reserved for members of IBF V-Alternative Investment Holdings LLC (“AIH”) pending the closing of the acquisition of the assets of AIH pursuant to the Purchase and Sale Agreement, dated as of February 22, 2005, between AIH and the Company (the “AIH Transaction”), and has since been paid.

          In September 2005, the Company distributed $4 million under the Plan. Escrow Investors were paid $145,314 and General Investors were paid $3,777,465. The balance, $77,221, was reserved for members of AIH pending the closing of the AIH Transaction, and has since been paid.

          In November 2005, the Company consummated the AIH Transaction and made a distribution of $362,483 to members of AIH, meant as a “catch-up” payment to account for earlier distributions to the Company’s investors.

          In December 2005, the Company distributed $6 million under the Plan. Escrow Investors were paid $217,971 and General Investors were paid $5,782,029.

Property Sales

          For a description of property sold by the Company during the fiscal year ended December 31, 2005, see the Third Interim Report Following Effective Date of Joint Liquidating Plan with Respect to the Debtors, attached hereto as Annex A (the “Third Interim Report”), and the Fourth Interim Report Following Effective Date of Joint Liquidating Plan with Respect to the Debtors, attached hereto as Annex B (the “Fourth Interim Report”), each of which is incorporated herein by reference.

Employees

          The Company has no employees. Two former employees of the Company are now consultants to the Company.

Item 1A. Risk Factors.

          Certain statements contained in this Annual Report that are not historical constitute “forward-looking statements.” You can identify forward-looking statements by the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “plan,” “intend,” “project,” “may,” “will” and other similar expressions. These statements are based upon our current expectations, estimates and projections, and they are not guarantees of future results. The forward-looking statements involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and could materially affect our actual results. Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following risk factors.

          We cannot assure the amounts or timing of distributions. If the values of our assets decline, or if the costs and expenses related to selling our remaining assets exceed our current estimates, then the amounts of any future distributions to the Members may be materially adversely affected. In addition, the ability to sell or dispose of certain assets depends, in some cases, on the availability of financing to buyers on favorable terms. If favorable financing is not available, it may take longer than expected to sell our remaining assets at desirable prices, and this may delay our ability to make distributions. We may not be successful in disposing of our remaining assets for value approximating those currently estimated by us or as to the timing of any related distributions.

          The amounts and timing of distributions may be adversely affected by liabilities and indemnification obligations following asset sales. In selling our assets, we may be unable to negotiate agreements that provide for the buyers to assume all of the known and unknown liabilities relating to the assets, including, without limitation, environmental and structural liabilities. In addition, if we agree to indemnify the buyers for such liabilities, we may be unable to limit the scope or duration of such indemnification obligations to desirable levels or time periods. As a result, we have from time to time determined, and may in the future determine, that it is necessary or appropriate to reserve cash amounts or obtain insurance in order to attempt to cover the liabilities not assumed by the buyers and to cover potential indemnifiable losses and termination fees. The reserves and insurance may not be sufficient to satisfy all liabilities and indemnification obligations arising from assets we have, that we contemplate may be sold or that may arise after the sale of our remaining assets, and any insufficiencies may have a material adverse effect on the amounts and timing of any distributions.

          We may be unable to obtain all of the consents and approvals necessary to transfer our remaining assets. In general, an agreement relating to the purchase and sale of assets and other properties often provides that the completion of the sale is subject to the satisfaction of certain conditions, including the requirement to obtain consents and approvals of specified third parties. If we fail to obtain all consents and approvals that are necessary to transfer our assets, we may fail to consummate dispositions, which could have a material adverse effect on the amount and timing of distributions to our members.

          Terms of sales of assets are not subject to approval by the Members and may not be satisfactory to all Members. Our Manager has the authority to sell any or all of our assets on terms that he determines are appropriate, subject in certain circumstances to court approval. The Members will have no opportunity to vote on these matters and will, therefore, have no right to approve or disapprove the terms of the sales except, in certain circumstances, to file objections in court prior to a contemplated disposition. As a result, the terms of sales of assets may not be satisfactory to all Members. Pursuant to our operating agreement and the Plan, our Manager has discretion to cause us to invest certain amounts in assets and companies owned or effectively controlled by us and may request and receive authorization from the Liquidating Committee or the District Court to exceed such limits. These investments and the terms on which the investments may be made are not subject to the approval or disapproval of the Members and may not be satisfactory to all the Members. However, in certain instances, our Manager will be required to obtain court approval prior to making any such investments.

          We face risks arising from the markets in which we hold assets. We hold investments in a broad range of businesses in a variety of markets. By virtue of this investment diversity, we face risks which may be unique to a particular business or market or to a particular investment. Any such risk may materially affect the value that we receive with respect to a particular asset upon disposition of such asset and may materially and adversely affect the aggregate proceeds received by us upon the disposition of our assets in the aggregate.

Item 1B. Unresolved Staff Comments

None

Item 2.	Properties.

          The following is a description of the Company’s assets as of December 31, 2005. The Company’s assets can be categorized as investments in Operating Businesses, Operating Hotels, Real Estate Development Properties and Securitization Assets. The Company’s investments in Operating Businesses are comprised of minority debt and equity investments. Note that the dollar amounts of certain investments set forth herein do not reflect the realizable value of such assets upon disposition, but rather constitute the net investment in such assets made by the Debtors. Many of these assets are subject to risks and many of the loans are in default with the amount of recovery by the Company uncertain. The financial data set forth in Items 6 and 8 below are based on estimates as of December 10, 2003 as adjusted for changes between December 10, 2003 and December 31, 2005. The market for such assets is difficult to determine and is subject to significant changes over time. There can be no assurance that the Company will be successful in disposing of the assets for values approximating those currently estimated by it.

          Operating Businesses

          The Company’s investments in Operating Businesses are comprised of minority debt and equity investments.

          The Company holds a promissory note with respect to Capstone Capital LLC (“Capstone”), which is in default and had a balance owing as of December 31, 2005 of approximately $5.3 million; CFC also owned 50% of the equity of Capstone as of December 31, 2005.

          As a result of the consummation of the AIH Transaction on November 21, 2005, the Company acquired shares of Investment and Benefit Services, Inc. (n/k/a American Benefit Resources, Inc.) (“ABR”). On November 30, 2005, substantially all of the assets of ABR were sold to National Investment Managers, Inc. (“NIM”) pursuant to an Asset Purchase Agreement, dated as of November 1, 2005, between ABR and NIM. As a result of such transaction, the Company holds $671,141 in restricted shares of common stock of NIM and may also collect funds held in escrow having an approximate aggregate value of $1.05 million.

          On November 10, 2005, the transactions contemplated by the Amended and Restated Merger Agreement, dated as of November 10, 2005, among the Company, Sunset Brands, Inc. (“Sunset”), a subsidiary of Sunset and U.S. Mills, Inc. (“USM”) (the “USM Merger Agreement”) were consummated. As a result of the consummation of such transactions, the Company holds the following:

•

535,714 shares of Series B Preferred Stock of Sunset, exercisable into 5,357,142 shares of common stock of Sunset (“Sunset Common Stock”), having an initial conversion price of $0.56 per share (of which 214,286 shares of Series B Preferred Stock were deposited into escrow to secure the Company’s post-closing indemnification obligations under the USM Merger Agreement);

•	warrants to purchase 4,200,000 shares of Sunset Common Stock having an exercise price of $0.70 per share;

•	a $5,000,000 12% Secured Convertible Debenture from Sunset that matures on November 10, 2008, which is convertible into shares of Sunset Common Stock at an exercise price of $0.37 per share;

•	warrants to purchase 2,173,913 shares of Sunset Common Stock having an exercise price of $0.46 per share;

•	a $1,000,000 senior subordinated note issued by Sunset and USM due November 9, 2008 (the “Note”); and

•	a $5,000,000 senior subordinated note issued by Sunset and USM due November 9, 2008.

Sunset and USM failed to make the interest payments due to the Company on January 31, 2006 under the Note, and Sunset and USM are in violation of the minimum EBITDAM covenant set forth in the related security agreements. Accordingly, the Note is currently in default. The Company has not taken any action in respect of this default, other than to reserve its rights to do so.

          For more information, see the Third Interim Report and the Fourth Interim Report.

          Operating Hotels

          The Company holds the following:

•

a loan in the principal amount of approximately $2 million with respect to the Fairfield Inn (loan to IBF Hotel to buy a 90% limited partnership interest in Vinings Partners LP for the purchase of a Fairfield Inn in Vinings, Georgia); and

•

a loan in the principal amount of approximately $2 million with respect to the Hilton Garden Inn (loan to IBF Hotel to buy a 75% limited partnership interest in Chisholm Partners, Ltd. for the purchase of a Hilton Garden Inn in Round Rock, Texas).

          For more information relating to the Company’s Operating Hotels during the fiscal year ended December 31, 2005, see the Third Interim Report and the Fourth Interim Report.

          Real Estate Development Properties

          The Company holds the following:

•	a loan in the amount of approximately $13 million as of December 31, 2005 to Cat Island Ventures, Ltd. with respect to property on Anguilla Beach; and

•

a 24% limited partnership interest in a joint venture with Lumbermen’s Investment Corp., the developer of a Marriott Resort in San Antonio, Texas; the Company’s likelihood of realizing any value from this joint venture is remote.

          For more information relating to the Company’s Real Estate Development Properties during the fiscal year ended December 31, 2005, see the Third Interim Report and the Fourth Interim Report.

          Securitization Assets

          The Company holds the following:

•	an equity investment interest of approximately $3.1 million in a residential mortgage loan securitization transaction with Lehman Brothers dated March 1, 2001 (ARC 2001-BC-1 (Lehman)); and

•

equity investment interests of approximately $4.0 million (through CFC) and approximately $450,000 (through SLC) in a residential mortgage loan securitization transaction with DLJ Mortgage Corp. and Credit Suisse First Boston dated November 2001 (CSFB ABS 2001-HE-25).

          For more information relating to the Company’s Securitization Assets during the fiscal year ended December 31, 2005, see the Third Interim Report and the Fourth Interim Report.

          Other Assets

          The Company holds cash and other short-term investments, collection assets, various litigation and similar claims against third parties and a receivable from IBF Liquidating LLC.

          For more information relating to the Company’s Other Assets during the fiscal year ended December 31, 2005, see the Third Interim Report and the Fourth Interim Report.

Item 3.	Legal Proceedings.

          The Company is subject to legal claims and proceedings that arise in the ordinary course of business. The Company is also involved in the legal proceedings described in the Third Interim Report and the Fourth Interim Report. The Manager believes that the outcome of these claims and proceedings will not have a material adverse effect on the estimated amount of future cash distributions. However, there can be no assurance in this regard.

Item 4.	Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of the Members during the fiscal year ended December 31, 2005.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

          There is no public market for the Membership Interests.

Holders

          The Membership Interests are not transferable except by will, intestate succession, court order or operation of law. As of December 31, 2005, the Company had 3,133 Members of record.

Item 6.	Selected Financial Data.

          The unaudited selected financial data of the Company presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report. The results for the fiscal year ended December 31, 2003 do not reflect a full year of results because the Company began operations as of December 10, 2003, and such results are therefore not comparable to any other period.

	Year Ended December 31, 2005	Year Ended December 31, 2004	December 10, 2003 through December 31, 2003

Changes In Net Asset Data:
Total revenue	$925,945	$2,553,196	$48,284
Total expenses	3,351,336	5,888,818	311,176
Net loss	(2,425,391)	(3,335,622)	(262,892)
Balance Sheet Data:
Total assets	$26,105,960	$39,598,402	$51,156,714
Total liabilities	579,525	1,002,051	5,301,951

Net assets in liquidation	$25,526,435	$38,596,351	$45,854,763

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

          The following discussion should be read in conjunction with the Company’s consolidated financial statements appearing elsewhere in this Annual Report.

          Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Factors that may cause such variations include, among other factors, the possibility that assets may not be sold on the terms currently provided and the other risk factors discussed in this Annual Report.

Results of Operations

          The following describes the Company’s results of operations for the fiscal years ended December 31, 2005, 2004 and 2003. The results for the fiscal year ended December 31, 2003 do not reflect a full year of results because the Company began operations as of December 10, 2003, and such results are therefore not comparable to any other period.

          The Company recorded a net loss of $2,425,391 in 2005. The net loss primarily resulted from the loss on the sale of an investment and general and administrative expenses. The Company recorded a net loss of $3,335,622 in 2004. The net loss primarily resulted from the loss on sale of investment and general and administrative expenses exceeding the Company’s total revenue. General and administrative expenses include consultants, legal fees, member communication and other general office expenses. During the year ended 2003, the Company recorded a net loss of $262,892. This loss was primarily the result of general and administrative expense exceeding total revenue.

Net Assets in Liquidation

          Net Assets in Liquidation at December 31, 2005 were $25,526,435 as compared to $38,596,351 at December 31, 2004 and $45,854,763 at December 31, 2003. The valuation of Net Assets in Liquidation is based on estimates as of December 10, 2003 as adjusted for changes between December 10, 2003 and December 31, 2005. The actual values realized for assets and settlement of liabilities may differ materially from amounts estimated.

Distributions

          During the fiscal year ended December 31, 2005, the Company made liquidating distributions pursuant to the Plan to the Members of $17 million. During the fiscal year ended December 31, 2004, the Company made a liquidating distribution pursuant to the Plan to the Members of $9,075,187. During the fiscal year ended December 31, 2003, the Company made a liquidating distribution pursuant to the Plan to the Members of $19,210,651.

Dispositions

          During the fiscal year ended December 31, 2005, the Company disposed of certain assets, as described in the Third Interim Report and the Fourth Interim Report. During the fiscal year ended December 31, 2004, the Company disposed of certain assets, as described in the Company’s First Interim Report Following Effective Date of Joint Liquidating Plan with Respect to the Debtors and the Company’s Second Interim Report Following Effective Date of Joint Liquidating Plan with Respect to the Debtors, each of which is incorporated by reference into the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2004. No assets were sold during the fiscal year ended December 31, 2003.

Liquidity and Capital Resources

          The Manager anticipates that the combination of cash from asset sales, cash flows from operating activities and current cash reserves will provide adequate capital for all operating expenses of the Company for at least the next few years.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

          The Company’s non-cash assets consist primarily of debt and equity investments in operating companies, hotels and real estate development projects and investments in certain securitization assets. Most of the debt investments are in default and there is uncertainty as to how much the Company will recover from these assets. A substantial portion of the equity investments have little or no value due to the high levels of debt of the issuers. A substantial portion of that debt is in default (including the Note). While changes in interest rates may have an effect on the realizable value of many of the Company’s assets, most of these assets consist of distressed investments in which factors other than interest rates (such as the creditworthiness of the debtor) are more material to the ultimate realizable value of the assets. As a result, the Company does not believe that it is possible to quantify or otherwise meaningfully describe the effect on the net realizable value of such assets of changes in interest rates or other market risk factors.

Item 8.	Financial Statements and Supplementary Data.

IBF Fund Liquidating LLC
Consolidated Statement of Net Assets (Liquidation Basis)*
December 31, 2005, 2004 and 2003
(Unaudited)

	2005	2004	2003**

ASSETS:
Cash	$11,687,088	$9,935,321	$10,909,077
Investments:
Investment in Operating Businesses	8,323,279	18,781,628	16,420,300
Investment in Operating Hotels	205,000	645,000	1,040,000
Investment in Real Estate Development Properties	5,290,000	5,290,000	9,273,937
Investment in Securitization Assets	74,989	373,720	8,113,400
Investment in Collection Assets	—	87,000	450,000

Total Investments	13,893,268	25,177,348	35,297,637

Miscellaneous Assets	525,604	4,485,733	4,950,000

Total Assets	$26,105,960	$39,598,402	$51,156,714

LIABILITIES:
Current Liabilities:
Accounts Payable	$479,525	$602,051	—
Accrued Expenses – Professional Fees	100,000	400,000	291,883

Total Current Liabilities	579,525	1,002,051	291,883

Long-Term Liabilities:
Promissory Notes	—	—	5,000,000
Accrued Liabilities	—	—	10,068

Total Long-Term Liabilities	—	—	5,010,068
Equity:
Member Interest in LLC	31,550,340	42,194,865	46,117,655
Retained earnings	(3,598,514)	(262,892)	—
Net Income	(2,425,391)	(3,335,622)	(262,892)

Total Equity	25,526,435	38,596,351	45,854,763

Total Liabilities and Equity	$26,105,960	$39,598,402	$51,156,714

*	The amounts used on this Consolidated Statement of Net Assets reflect values assigned at the Company’s inception (December 10, 2003) and do not reflect current market value.
**

The results for the fiscal year ended December 31, 2003 do not reflect a full year of results because the Company began operations as of December 10, 2003, and such results are therefore not comparable to any other period.

          The accompanying notes to the Consolidated Financial Statements are an integral part of these financial statements.

IBF Fund Liquidating LLC
Consolidated Statement of Cash Flows
For the Fiscal Years Ended
December 31, 2005 and 2004
(Unaudited)

	Year Ended December 31, 2005	Year ended December 31, 2004

Cash flow from operating activities before reorganization items:
Cash paid to vendors	$(50,486)	$(285,897)
Payroll and Benefits	(45,941)	(190,378)
Net cash (used) by operating activities before reorganization items

Before Reorganization Items	(96,427)	(476,275)

Cash flows from reorganization items:
Additional Investments	(1,067,125)	(4,140,888)
Return on Investments	12,506,092	15,435,816
Collection of Litigation Claims	4,620,613	464,268
Interest Earned on Accumulated Cash	101,480	80,961
Interest Earned on Investments	8,207	202,071
Liquidating Distribution	(10,787,531)	(8,997,977)
Professional Fees for Services Rendered	(3,533,542)	(3,541,732)

Net cash (used) by reorganization items	1,848,194	(497,481)

Net cash (used) by operating activities	1,751,767	(973,756)

Net decrease in cash and cash equivalents	1,751,767	(973,756)
Cash and cash equivalents at beginning of period	9,935,321	10,909,077

Cash and cash equivalents at end of period	$11,687,088 *	$9,935,321

          The accompanying notes to the Consolidated Financial Statements are an integral part of these financial statements

*	This number does not account for the cash reduction associated with the December 28, 2005 distribution.

IBF Fund Liquidating LLC
Consolidated Statement of Profit and Loss
For the Fiscal Years Ended
December 31, 2005, 2004 and 2003
(Unaudited)

	Year Ended December 31, 2005	Year Ended December 31, 2004	December 10, 2003 through December 31, 2003*

Income:
Gain on Sale of Investment	$816,257	$2,270,165	$—
Interest Income	109,688	283,031	48,284

Total income	925,945	2,553,196	48,284

Expense:
Professional Fees	3,254,909	4,112,488	300,571
Interest Expense	—	142,086	10,068
Office Expense	50,486	136,810	537
Payroll and Benefits	45,941	190,377	—
Loss on Sale of Investment	—	1,307,057	—

Total expense	3,351,336	5,888,818	311,176

Total income/(loss)	$(2,425,391)	$(3,335,622)	$(262,892)

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
DECEMBER 31, 2005
(Unaudited)

1.	PURPOSE OF IBF FUND LIQUIDATING LLC

The Company was established for the sole purpose of liquidating, collecting and maximizing the cash value of its assets, making distributions in accordance with the terms of the Plan, and taking actions as are necessary or appropriate to accomplish those purposes, including holding cash in the form of cash, money market funds, treasury bills or other cash equivalents, holding assets for the benefit of the Members, making limited additional investments in assets in certain instances to preserve and maximize the value of the assets and permit the orderly liquidation of those assets, enforcing the rights of the Members, and defending claims against such assets. With limited exceptions for pre-approved investments specified in the Plan and also reflected in the Company’s operating agreement, and for additional investments in an asset of $250,000 or less, which investments the Manager may make in the exercise of his business judgment, all additional investments in assets held by the Company are subject to oversight by the Bankruptcy Court, the District Court and the liquidation committee of the Company.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION

The asset values reflected on the Consolidated Statement of Net Assets are based on valuations performed as of December 10, 2003, as adjusted by operating activities from December 19, 2003 through December 31, 2005. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

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

During the year ended December 31, 2005, the Company disposed of certain assets, as described in the Third Interim Report and Fourth Interim Report. No assets were sold during the year ended December 31, 2003.

4.	LIQUIDATING DISTRIBUTIONS

In 2005, the Company made three liquidating distributions to the Members in the aggregate amount of approximately $17 million.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

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

Arthur J. Steinberg

Mr. Steinberg was appointed ICA Trustee on December 5, 2002 and manages the Company in his separate capacity as the Manager and Liquidating Agent. Mr. Steinberg is a partner at Kaye Scholer LLP and has been a member of the Firm’s Business Reorganization Group since 1979.

Item 11.	Executive Compensation.

Arthur J. Steinberg(1)

Legal fees and expenses paid to Kaye Scholer LLP for the fiscal years ended December 31, 2005 and 2004 and for the period from December 10, 2003 through December 31, 2003 were $2,970,621, $3,338,298 and $92,834, respectively. Legal expenses previously paid to Kaye Scholer LLP during the period from December 5, 2002 through December 10, 2003 through the bankruptcy process were approximately $2.5 million.

(1)

Mr. Steinberg is serving as ICA Trustee and the Manager of the Company and, when appropriate, as a lawyer. Mr. Steinberg is charging $500 per hour for services in his capacity as ICA Trustee pursuant to discussions with the Staff of the Commission. For all other work, he is charging his customary rate of $695 per hour, which rate is subject to periodic adjustment. Because in many instances it would be difficult to allocate between the two categories of services, Mr. Steinberg’s time has been allocated using a formula of 40% lawyer-time and 60% ICA Trustee-time. In most instances, Mr. Steinberg serves solely as lawyer, which would be at the higher rate, but this methodology was proposed to avoid the burdensome and time consuming exercise of providing a more exact allocation.

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

          Legal fees and expenses paid to Kaye Scholer LLP for the fiscal years ended December 31, 2005 and 2004 and for the period from December 10, 2003 through December 31, 2003 were $2,970,621, $3,338,298 and $92,834, respectively. Legal expenses previously paid to Kaye Scholer LLP during the period from December 5, 2002 through December 10, 2003 through the bankruptcy process were approximately $2.5 million. Mr. Steinberg, appointed ICA Trustee and the Manager and Liquidating Agent of the Company, is a partner at Kaye Scholer LLP in New York.

Item 14.	Principal Accountant Fees and Services.

          The Company did not employ independent accountants to perform an audit of the financial statements contained in this Annual Report.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

          (a)(1)(2) The following financial statements are filed as part of this Annual Report pursuant to Item 8 hereof, together with the notes thereto:

•	The Company’s Consolidated Statement of Net Assets as of December 31, 2005, December 31, 2004 and December 31, 2003;

•	The Company’s Consolidated Statement of Cash Flows for the fiscal years ended December 31, 2005 and December 31, 2004; and

•	The Company’s Consolidated Statement of Profit and Loss for the fiscal years ended December 31, 2005, December 31, 2004 and December 31, 2003.

(3)	Exhibits

2.1

First Amended Joint Liquidating Plan of Reorganization with Respect To InterBank Funding Corp., IBF Collateralized Finance Corporation, IBF VI - Secured Lending Corporation and IBF Premier Hotel Group, Inc., declared effective by the United States Bankruptcy Court for the Southern District of New York by order dated August 14, 2003 and declared effective on December 10, 2003*

2.2	IBF Fund Liquidating LLC Operating Agreement, dated September 24, 2003, by and among IBF Fund Liquidating LLC and each person who becomes a Member of the Company pursuant to the Plan*

10.1	Letter Agreement, dated as of February 18, 2005, among IBF Fund Liquidating LLC, Charles T. Verde and Cynthia Davis**

10.2	Asset Purchase Agreement, dated as of February 22, 2005, among IBF Fund Liquidating LLC and IBF V-Alternative Investment Holdings, LLC**

10.3	Amended and Restated Acquisition Agreement and Plan of Merger, dated as of November 10, 2005, among IBF Fund Liquidating LLC, U.S. Mills, Inc., USM Acquisition Sub, Inc. and Sunset Brands, Inc.***

10.4	Investor Rights Agreement, dated as of November 10, 2005, between the Company and Sunset Brands, Inc.

10.5	Escrow Agreement, dated as of November 10, 2005, among the Company, Sunset Brands, Inc., U.S. Mills, Inc. and Continental Stock Transfer & Trust Company, as escrow agent.

10.6	12% Secured Convertible Debenture in the original principal amount of $5,000,000 issued by Sunset Brands, Inc. to the Company.***

10.7	Warrants to purchase 4,200,000 shares of common stock of Sunset Brands, Inc.***

10.8	Warrants to purchase 2,173,913 shares of common stock of Sunset Brands, Inc.***

10.9	Registration Rights Agreement, dated as of November 10, 2005, between Sunset Brands, Inc. and the Company.

10.10	Senior Subordinated Note in the original principal amount of $1,000,000, executed by Sunset Brands, Inc. and U.S. Mills, Inc. in favor of the Company.

10.11	Senior Subordinated Note in the original principal amount of $5,000,000, executed by Sunset Brands, Inc. and U.S. Mills, Inc. in favor of the Company.

10.12	Security Agreement, dated as of November 10, 2005, among Sunset Brands, Inc., U.S. Mills, Inc. and the Company.

10.13	Stock Pledge Agreement, dated as of November 10, 2005, between Sunset Brands, Inc. and the Company.

10.14	Intellectual Property Security Agreement, dated as of November 10, 2005, among Sunset Brands, Inc., U.S. Mills, Inc. and the Company.

10.15	Master Subordination and Intercreditor Agreement, dated as of November 10, 2005, among CapitalSource Finance LLC, Sunset Brands, Inc., U.S. Mills, Inc. and the Company.

10.16	Junior Management Fee Subordination Agreement, dated as of November 10, 2005, among Sunset Holdings International, Ltd., Sunset Brands, Inc. and the Company.

10.17	Junior Security Agreement, dated as of November 10, 2005, among Sunset Brands, Inc., U.S. Mills, Inc. and the Company.

10.18	Junior Stock Pledge Agreement, dated as of November 10, 2005, between Sunset Brands, Inc. and the Company.

10.19	Junior Intellectual Property Security Agreement, dated as of November 10, 2005, among Sunset Brands, Inc., U.S. Mills, Inc. and the Company.

10.20	Junior Subordination and Intercreditor Agreement, dated as of November 10, 2005, among Sunset Brands, inc., U.S. Mills, Inc. and the Company.

10.21	Assignment of Contract as Collateral Security, dated as of November 10, 2005, between Sunset Holdings International, Ltd. and the Company.

10.22	Stock Pledge Agreement, dated as of November 10, 2005, between Sunset Holdings International, Ltd. and the Company.

*	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 30, 2004.
**	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 18, 2005.
***	Incorporated by reference from Sunset Brands, Inc.’s Current Report on Form 8-K filed on November 17, 2005.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBF FUND LIQUIDATING LLC

By:	/s/ Arthur J. Steinberg

Arthur J. Steinberg
Manager

Dated March 31, 2006

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

2.2	IBF Fund Liquidating LLC Operating Agreement, dated September 24, 2003, by and among IBF Fund Liquidating LLC and each person who becomes a Member of the Company pursuant to the Plan*

10.1	Letter Agreement, dated as of February 18, 2005, among IBF Fund Liquidating LLC, Charles T. Verde and Cynthia Davis**

10.2	Asset Purchase Agreement, dated as of February 22, 2005, among IBF Fund Liquidating LLC and IBF V-Alternative Investment Holdings, LLC**

10.3	Amended and Restated Acquisition Agreement and Plan of Merger, dated as of November 10, 2005, among IBF Fund Liquidating LLC, U.S. Mills, Inc., USM Acquisition Sub, Inc. and Sunset Brands, Inc.***

10.4	Investor Rights Agreement, dated as of November 10, 2005, between the Company and Sunset Brands, Inc.

10.5	Escrow Agreement, dated as of November 10, 2005, among the Company, Sunset Brands, Inc., U.S. Mills, Inc. and Continental Stock Transfer & Trust Company, as escrow agent.

10.6	12% Secured Convertible Debenture in the original principal amount of $5,000,000 issued by Sunset Brands, Inc. to the Company.***

10.7	Warrants to purchase 4,200,000 shares of common stock of Sunset Brands, Inc.***

10.8	Warrants to purchase 2,173,913 shares of common stock of Sunset Brands, Inc.***

10.9	Registration Rights Agreement, dated as of November 10, 2005, between Sunset Brands, Inc. and the Company.

10.10	Senior Subordinated Note in the original principal amount of $1,000,000, executed by Sunset Brands, Inc. and U.S. Mills, Inc. in favor of the Company.

10.11	Senior Subordinated Note in the original principal amount of $5,000,000, executed by Sunset Brands, Inc. and U.S. Mills, Inc. in favor of the Company.

10.12	Security Agreement, dated as of November 10, 2005, among Sunset Brands, Inc., U.S. Mills, Inc. and the Company.

10.13	Stock Pledge Agreement, dated as of November 10, 2005, between Sunset Brands, Inc. and the Company.

10.14	Intellectual Property Security Agreement, dated as of November 10, 2005, among Sunset Brands, Inc., U.S. Mills, Inc. and the Company.

10.15	Master Subordination and Intercreditor Agreement, dated as of November 10, 2005, among CapitalSource Finance LLC, Sunset Brands, Inc., U.S. Mills, Inc. and the Company.

10.16	Junior Management Fee Subordination Agreement, dated as of November 10, 2005, among Sunset Holdings International, Ltd., Sunset Brands, Inc. and the Company.

10.17	Junior Security Agreement, dated as of November 10, 2005, among Sunset Brands, Inc., U.S. Mills, Inc. and the Company.

10.18	Junior Stock Pledge Agreement, dated as of November 10, 2005, between Sunset Brands, Inc. and the Company.

10.19	Junior Intellectual Property Security Agreement, dated as of November 10, 10025, among Sunset Brands, Inc., U.S. Mills, Inc. and the Company.

10.20	Junior Subordination and Intercreditor Agreement, dated as of November 10, 2005, among Sunset Brands, inc., U.S. Mills, Inc. and the Company.

10.21	Assignment of Contract as Collateral Security, dated as of November 10, 2005, between Sunset Holdings International, Ltd. and the Company.

10.22	Stock Pledge Agreement, dated as of November 10, 2005, between Sunset Holdings International, Ltd. and the Company.

*	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 30, 2004.
**	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 18, 2005.
***	Incorporated by reference from Sunset Brands, Inc.’s Current Report on Form 8-K filed on November 17, 2005.

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

THIRD INTERIM REPORT FOLLOWING EFFECTIVE DATE OF
JOINT LIQUIDATING PLAN WITH RESPECT TO THE DEBTORS

August 5, 2005

          This third interim report (“Report”) is submitted on behalf of IBF Liquidating LLC (“IBF LLC”) and IBF Fund Liquidating LLC (“Fund LLC” and, collectively, the “Liquidating LLCs”), pursuant to Section 9.3 of the Plan (as defined herein) and Paragraph 1 of the Bankruptcy Court’s “Post-Confirmation Order and Notice” dated August 28, 2003. This Report is the third such update and addresses the period from February 1, 2005 through July 31, 2005 (“Third Interim Period”).1

I.
EXECUTIVE SUMMARY

A.	Receipts and Disbursements[2]

          In the Third Interim Period, Fund LLC collected roughly $6,109,000 and disbursed roughly $8,703,000, for a decrease to available cash of roughly $2,594,000.

          Cash flow for the period resulted primarily from (i) closing of the global settlement with Simon Hershon (“Hershon”) ($3.2 million), (ii) monthly collections from the residential mortgage securitization assets ($914,001); (ii) closing of the sale of the Best Western Universal Inn ($549,063); (iii) collection of hotel receivables ($362,197) following the sale of the Comfort Inn Orlando, which closed in the prior period; (iv) settlement of claims against broker/dealers to recover commissions paid on account of capital raised from investors in late Dec. 2001 – Jan. 2002 ($346,240); (v) settlement of claims against IBF’s former accountants ($250,000) and counsel ($300,000); (vi) further installment payments ($50,000) under a settlement with a former borrower, 1970 Asset Management, and its principal, Ed Stein (“Stein”); and (vii) recoveries on

[1]

For a summary of earlier events, reference is made to the First Interim Report Following Effective Date Of Joint Liquidating Plan With Respect To The Debtors covering the period from December 10, 2003 (inception of Fund LLC) through June 30, 2004, and the Second Interim Report Following Effective Date Of Joint Liquidating Plan With Respect To The Debtors covering the period from July 1, 2004 through January 31, 2005, filed herein on July 26, 2004 and February 1, 2005, respectively. Copies of the prior reports and other relevant documents are available at no cost for printing or downloading at the Liquidating LLCs’ website <www.ibffund.com>.

[2]

The Third Interim Period just ended and so the financial data set forth herein is only preliminary in nature and is still being finalized. If changes are required, the Liquidating LLCs will file an amended report in 10-15 days.

other avoidance claims asserted on Fund LLC’s behalf ($48,000).

          In terms of disbursements, in February 2005, Fund LLC made its third distribution under the Plan, distributing $7 million. Escrow Claimants (i.e., investors with allowed claims in Classes CFC-3 and SLC-3 under the Plan) were paid $254,298, bringing their total recovery to roughly $21,200,000, or 79%. Non-Escrow Claimants (i.e., investors and other creditors with allowed claims in Classes CFC-4, CFC-5, SLC-4, SLC-5 and IBF Hotel-4) were paid $6,610,566, bringing their total recovery to roughly $14,000,000, or 8.5%. The balance, $135,136, is being reserved for AIH pending closing of the transaction discussed below.

B.	Proposed Distribution

          Fund LLC is proposing that the fourth distribution be in the range of $4,000,000 to $10,000,000. Whether the actual distribution will be at the high or low end of that range will depend on whether the sale of US Mills (as defined herein) closes as scheduled in mid-August. If the sale is delayed for any reason, Fund LLC is proposing to make an initial distribution in September 2005 of $4,000,000, followed by an additional distribution when the sale closes of $6,000,000. If the initial distribution is $4,000,000, $3,777,465 will be paid to Non-Escrow Claimants and $145,314 to Escrow Claimants, bringing their total recoveries to roughly $17,732,000 (10.8%) and $21,329,000 (79.6%), respectively. If the distribution is at the high end of the range or if a subsequent distribution is to be made after closing the sale of US Mills, in total $9,443,666 will be paid to Non-Escrow Claimants and $363,283 to Escrow Claimants, bringing their total recoveries to roughly $23,400,000 (14.3%), and $21,545,000 (80.4%), respectively.

C.	Procedures for Objecting to Proposed Distribution

          Pursuant to Section 9.3 of the Plan, parties in interest wishing to object to the proposed distribution(s) must file a written objection with the Clerk of this Court and serve the objection on the ICA Trustee and the Liquidating LLCs so as to be received at least five (5) days prior to the date of the proposed distribution. For purposes hereof, the date of the proposed distribution is August 31, 2005, so objections, if any, must be filed and served no later than August 26, 2005. In the absence of any such objections, the Liquidating LLCs will make the distribution(s) in the amount and manner so proposed on or as soon after such date as may be practicable.

II.
PROGRESS REPORT FOR
THIRD INTERIM PERIOD

A.	Distributions to Investors

          To date, Fund LLC3 has made three distributions under the Plan. The first was made in December 2003, when Fund LLC distributed roughly $19,241,000, as follows: (a) Escrow Claimants were paid $15,662,853, or 58% of their Claims, and (b) Non-Escrow Claimants were paid $3,578,553, or 2% of their Claims. Pursuant to the Plan, Fund LLC made the initial distribution from the SEC Escrow (as defined in the Plan), which at the time had a balance of roughly $24,450,000, and reserved $5,000,000 to cover administrative costs, in exchange for which Fund LLC issued a five-year, 3.5% note (“Escrow Note”) payable to Escrow Claimants.

          The second distribution was made in October 2004, when Fund LLC distributed $9,152,153 as follows: (a) Escrow Claimants were paid $5,152,153, bringing their total recovery

[3]

As previously reported, IBF LLC has no material assets and has made no distributions to IBF’s creditors; nor does it appear that IBF LLC will recover any assets which could be distributed to IBF’s creditors. The Plan further requires that, before making any distributions to IBF’s creditors, IBF LLC must first repay amounts advanced by the Funds during the Debtors’ chapter 11 cases to pay IBF’s share of administrative expenses. Consequently, IBF LLC is not expected to make any distributions. Fund LLC is currently continuing to pay IBF LLC’s share of administrative costs, but the work required is minimal and the cost is not material.

to roughly $21,000,000 (78%), and (b) Non-Escrow Claimants were paid $4,000,000, bringing their total recovery to roughly $7,600,000 (4.5%). Under the terms of the Plan, the Escrow Note had to be repaid in full before any further distributions to Non-Escrow Claimants; accordingly, the second distribution retired the Escrow Note which, at the time, had a balance of $5,152,153.

          The third distribution was made in February 2005, when Fund LLC distributed $7 million as follows: (a) Escrow Claimants were paid $254,298, bringing their total recovery to roughly $21,200,000 (79%); and (b) Non-Escrow Claimants were paid $6,610,566, bringing their total recovery to roughly $14,000,000 (8.5%). The balance, $135,136, is being reserved for payment to AIH investors when Fund LLC completes its acquisition of AIH’s assets (see section G below).

          Distributions are now principally for the benefit of Non-Escrow Claimants, with two limited exceptions. First, Fund LLC is asserting claims to recover commissions paid to broker/dealers who sold securities to investors after December 14, 2001 – a cutoff established by agreement between IBF and the SEC. Proceeds raised after that date were deposited into an escrow account, the SEC Escrow, for the benefit of those later investors. Under the Plan, the commissions recovered (subject to a cap of $3.79 million) must be distributed, net of expenses, to Escrow Claimants. At the end of the Third Interim Period, Fund LLC had recovered roughly $640,000 from broker/dealers (before expenses) and only a few small claims are left to be resolved.

          Second, under the Plan, Escrow Claimants were also given General Unsecured Claims against the Funds, called “Deficiency Claims,” calculated as the difference between the amount of their investments and their recoveries to date. On account of those Deficiency Claims, Escrow Claimants were given membership interests in Fund LLC and are entitled to participate with Non-Escrow Claimants in distributions on account of those Fund LLC interests. The percentage may change depending on how much is recovered on the broker commission claims but, currently, Deficiency Claims represent about 3.63% of the Non-Escrow Claims.

B.	Tax/Reporting Requirements

          In February 2005, the Liquidating LLC’s accountants, Radin Glass & Co., LLP (i.e., the Funds’ former accountants) resigned and were replaced. Fund LLC’s 2004 tax returns were filed and 2004 IRS Form K-1’s were mailed to Fund LLC’s members in late July – early August 2005.

C.	Investment Portfolio

          The following is a summary of activities during the Third Interim Period concerning the investments in the Funds’ portfolios. Reference is made to Exhibit D of the Preliminary Report of Arthur J. Steinberg, Trustee (“Preliminary Report”), filed herein on February 18, 2003, for a more thorough description of the amount and nature of the Funds’ portfolio investments.

1.	Platform Companies

	a.	I&BS/ABR

          Investment & Benefit Services, Inc., d/b/a American Benefit Resources, Inc. (“I&BS”), is in the business of third-party administration of pension and 401K plans for employees.

          Operations are improving. Recent figures for revenues fell short of, but were closer to, projections, and revenue and EBITDA surpassed actual results for the same period in 2004. I&BS continued in its efforts to integrate its newly-acquired companies, ML Kerns in Houston, TX, and National Associates in Seattle, WA (discussed in the Second Interim Report at p. 8).

          Fund LLC is continuing to explore exit strategies with I&BS. Currently, Fund LLC is owed $20.3 million. In the Third Interim Period, the business was marketed to potential strategic and financial buyers. Those efforts generated a number of offers, following which the decision was made to subject I&BS to a formal bidding process. In July 2005, the ICA Trustee circulated a form purchase and sale agreement to interested parties and asked them to submit bids and a mark-up of the agreement they would be prepared to sign as successful bidder. One of the bidders has executed a letter of intent and is engaged in further due diligence. Based on the current level of interest, it appears that I&BS may be a material recovery for Fund LLC in 2005.

b.	US Mills

          U.S. Mills, Inc. (“US Mills”) is a marketer of natural and organic cereals and related products marketed principally for their nutritional and health benefits. Currently, it has five brands in its portfolio – Uncle Sam, Farina Mills, Skinner’s, Erewhon and New Morning.

          Efforts are continuing to sell US Mills. In February 2005, US Mills signed an agreement to sell its business to Sunset Brands, Inc. (“Sunset”). The proposal was approved by the Bankruptcy Court in March 2005. Under that original deal, Sunset was to acquire US Mills for $17 million in cash at closing, plus a mix of shares of preferred stock and warrants exercisable into common stock of the purchaser with a value of $3 million. The proceeds were to be used to retire senior debt of $4.5 million, pay bonuses and severance of approximately $900,000 to US Mill’s management, and pay transaction costs and other debt of $950,000. The balance was then to be paid to Fund LLC and applied, first, to satisfy Fund LLC’s debt of $7.5 million and, second, to pay the liquidation preference of $9.2 million for the Series D Preferred Stock, owned 100% by Fund LLC. At the time, Fund LLC was projecting a recovery of $11 million, plus the preferred equity.

          The original transaction was supposed to close in mid-April but was delayed due to extended negotiations between Sunset and its proposed funders. At or around the same time, US Mills was experiencing a decline in its projected business. As result of the combination of these factors, the sale did not close.

          After further discussions, US Mills and Sunset agreed to pursue the transaction on revised terms. In essence, whereas Sunset was originally paying $17 million in cash plus $3 million in preferred stock and warrants, Sunset is now proposing to acquire US Mills for $12 million in cash, plus $5 million in subordinated notes, plus $3 million in a convertible debenture. The notes will be subordinated to a $6.5 - 7 million credit facility to be provided by a third-party lender pursuant to an intercreditor agreement to be negotiated. The notes will mature in three years and bear interest at 18% per annum. Interest will be capitalized for the first year and thereafter 9% will be paid monthly and the remaining 9% will be capitalized. As security for the notes, Fund LLC is receiving a junior lien in the assets of Sunset and its operating subsidiaries. The notes will also be guaranteed by the parent and all material subsidiaries of Sunset. As additional security, Sunset’s principal is extending a personal guaranty for $2,500,000 of the notes, which can be put to the individual 18 months after closing.

          In July 2005, the Bankruptcy Court approved the revised terms. The transaction is supposed to close by mid-August. The method for allocating the proceeds approved by the Bankruptcy Court has not changed. Fund LLC is now projecting a recovery of approximately $6 million in cash, plus the $5 million in notes payable over three years, plus the convertible debenture.

          The immediate result of the revised terms of the Sunset sale is that Fund LLC’s initial cash recovery has decreased from $11 million to $6 million. However, the difference may just be a timing issue, assuming that the venture is successful and that the notes are repaid in full. The risk that the $5 million note will not be repaid is mitigated to some extent by the projected equity cushion following the transaction (currently, Fund LLC will be junior only to the new senior debt of $6.5 - 7 million, and there is new equity of as much as $6 million coming in junior to Fund LLC) and by the various guaranties. In addition, Sunset has indicated its desire to obtain mezzanine financing to prepay the notes and believes that, with the revised terms, it will find such financing. The fact that the notes will bear interest at 18% should also motivate Sunset to prepay the notes.

          Fund LLC will distribute its recovery from US Mills promptly after the sale closes.

c.	Capstone Capital LLC

          Capstone was in the business of providing financial support and investment services to companies by purchasing pre-sold inventory from domestic and offshore manufacturers, vendors or suppliers and, upon shipment, re-selling to the client companies’ factors. Fund LLC is owed $5,300,000, secured by a lien against Capstone’s assets immediately junior to Northfork Bank’s loan of roughly $900,000. Capstone ceased operations in 2003 and is liquidating its assets – primarily, receivables. By far, the largest receivable is owed by Vista Optical, now a debtor in a chapter 7 case pending in this District. Fund LLC’s recovery is predicated on how much Capstone collects on its receivables (primarily Vista Optical) and whether there will be a balance remaining after Northfork Bank is paid in full. The ICA Trustee is monitoring Capstone’s collection efforts and the Vista Optical liquidation. It is not clear whether any further amount will be repaid by Capstone.

2.	Operating Hotels

	a.	Hilton Garden Inn

          The situation remains unchanged concerning the Hilton Garden Inn, a 122-room hotel in Round Rock, Texas, near the headquarters of Dell Computers. The hotel is owned by Chisholm Partners, Ltd. and is subject to a first lien of $6.3 million held by Union Bank & Trust Company. The real estate market is improving but, because Fund LLC owns only a limited partnership interest (75%) in the owner, the ICA Trustee has no ability to force a sale. The ICA Trustee is monitoring the hotel’s operations but it is unclear whether there will be a recovery by Fund LLC.

b.	Fairfield Inn

          There is nothing significant to report concerning the Fairfield Inn (Marriott), a 144-room hotel in Vinings, Georgia, near the corporate headquarters of Home Depot. The hotel is owned by Vinings Partners LP and subject to a first lien of $5.6 million held by Union Bank & Trust Company. In April, the ICA Trustee conducted a site visit and met with the general partner. The real estate market is improving but again, because Fund LLC owns only a limited partnership interest (90%) in the owner, the ICA Trustee has no ability to force a sale. The ICA Trustee is monitoring operations but it is unclear whether there will be a recovery by Fund LLC.

c.	Comfort Inn

          The sale of the Comfort Inn in Orlando, Florida closed at the end of the prior period. In 2003, the ICA Trustee’s advisors were projecting a recovery from the hotel of $200,000. The actual recovery has exceeded that projection. At closing, Fund LLC recovered an initial $177,471. In the Third Interim Period, Fund LLC recovered an additional $362,197 from collections on receivables and closing the operating account, bringing Fund LLC’s total recovery to roughly $540,000. There remains less than $3,000 to recover from hotel receivables. The ICA Trustee is in the process of liquidating the entity that holds this asset.

d.	Best Western Universal Inn

          On February 2, 2005, the ICA Trustee closed the sale of the Best Western Universal Inn in Orlando, Florida. In 2003, the ICA Trustee’s advisors were projecting a recovery of $240,000. The actual recovery has exceeded that projection. At closing, Fund LLC recovered an initial $470,000. Post-closing, Fund LLC collected hotel receivables and closed operating accounts, increasing its total recovery to roughly $550,000. There is nothing further to recover. The ICA Trustee is in the process of liquidating the entity that holds this asset.

3.	Development Properties

	a.	Tribeca

          CFC made loans to develop a 272-room hotel in the Tribeca section of lower Manhattan. In 2003, the ICA Trustee negotiated a settlement with the owners of the primary development parcel which resulted in Fund LLC recovering $228,000, plus a sharing of future benefits respecting development and/or sale of the parcel. In 2004, the ICA Trustee agreed to terms with the owner of the secondary parcel, which resulted in Fund LLC recovering another $250,000 and brought Fund LLC’s total recovery to $478,000. The ICA Trustee has no control over the project and no ability to compel a sale but is monitoring the project and Fund LLC’s residual interest.

          There is nothing recent of significance to report. During the Third Interim Period, the ICA Trustee negotiated a forgiveness of a potential multi-million dollar claim asserted in the Debtors’ chapter 11 cases by the developer, Triarc International (discussed below).

b.	SAHR

          SAHR is a 50-acre Marriott Resorts development project in San Antonio, Texas, part of a 2,855-acre mixed-use development project. In 2004, Fund LLC contributed its interest in the project (plans, architectural drawings, specifications, etc.) to a joint venture partnership with the developer, Lumbermen’s, in exchange for a 24% limited partnership interest. Because Fund LLC is only a limited partner, the ICA Trustee has no ability to force a sale. The ICA Trustee is monitoring the project. There is nothing recent of significance to report – Lumbermen’s continues to explore development opportunities, including discussions with a major hotel franchise, but at this point it is unclear what will be recovered by Fund LLC and when.

c.	Anguilla

          In 1999, CFC loaned $5.2 million to fund the development of a resort on 1,407 acres on Anguilla Beach, Cat Island, Bahamas. The loan was made through a special purpose company, IBF Bahamas Ltd. (“IBF Bahamas”), to the developer, Cat Island Ventures, Ltd. The loan was supposed to have been secured by a first mortgage but a lien search by IBF’s former counsel in the Bahamas failed to disclose a prior first mortgage of $2.5 million held by Gulf Union Bank.

          The project never made it out of the planning phase and efforts are on-going to locate a new investor to partner with the owner, Erwin Knowles, or sell the property. Any new plans will require approval of the local government. The process is controlled by the first lienholder, Gulf Union. Gulf Union has inquired as to Fund LLC’s interest in acquiring its first mortgage but the ICA Trustee believes further investment in the project would not be in the investors’ best interests. Consequently, the ICA Trustee is monitoring the situation to the extent that Gulf Union and Knowles share information but has no control over the project’s direction.

          In 2003, Gulf Union marketed the property for sale with a broker but subsequently agreed to allow Knowles to conduct a search for a new joint venture partner. In 2004, Gulf Union advised that Knowles had located a new partner and submitted plans for approval by the government. Gulf Union subsequently advised that the plans had cleared the first of several phases of the approval process. At a hearing in July 2005, Knowles reported that the investor has signed a contract and that the plans are still under consideration with the government.

          The ICA Trustee has requested a copy of the current agreement and is asking to be included in the sale process. The ICA Trustee is also considering proactive steps to locate a back-up purchaser in the event that the pending deal is not approved by the government or fails to close. The ICA Trustee is in contact with two investors with experience in the area who have expressed interest in the property. The ICA Trustee is also in discussions with a former IBF employee, Brendan Sullivan, who previously identified potential buyers and may have additional leads.

          The failed project spawned two pieces of litigation in the Bahamas. First, in 2000, the owner filed a preemptive lawsuit to prevent a sale to a new investor brought in by IBF. Shortly thereafter, the court entered an injunction prohibiting efforts to sell the property and the new investor withdrew. In 2003, on request of the ICA Trustee, the injunction was dissolved.

          The second piece of litigation is a malpractice lawsuit IBF filed against its former local attorney, Thomas Evans, in 2001. Evans advised IBF at the time that his insurance coverage is capped at $2 million. Evans is vigorously opposing the claim. He is asserting two defenses – first, that the title company, Computitle, is accountable for the failure to discover the first lien; and second, that IBF has not suffered any damages because the property is of sufficient value to secure both Gulf Union’s $3 million first lien and Fund LLC’s $13 million second lien.

          At the start of the Third Interim Period, IBF asked the Bahamian court to bifurcate the case against Evans into liability and damages phases and applied for summary judgment as to liability. In March 2005, the court denied the application for summary judgment. The court did not elaborate on its reasons but did state a desire to resolve the question of who was the proper defendant – Evans or Computitle – before proceeding. Following the hearing, Fund LLC met with Evans but he made it clear that he was still unwilling to discuss settlement. Consequently, in July, the court scheduled the matter for mediation in September 2005. The court also encouraged the parties to meet prior to the mediation.

4.	Securitizations

          Fund LLC is holding residential mortgage securitizations assets from two transactions, one underwritten by Lehman Brothers and the other by DLJ and Credit Suisse First Boston.

          In the fall of 2004, with assistance from its securitization advisors, the Berkshire Group

(“Berkshire”), Fund LLC marketed the assets to potential buyers and received bids from a number of parties. It was subsequently determined that the bids received were not at levels supported by Berkshire’s analysis and so the ICA Trustee decided to postpone a sale.

          The amounts collected on the assets over the past eleven (11) months have far exceeded the bids received, meaning the decision to hold was the correct one. Since the auction, Fund LLC has collected roughly $7.3 million on the CSFB assets and $586,000 on the Lehman or “ARC” assets. For comparison’s sake, the high bids in September 2004 were $6.1 million and $250,000, respectively. Plus, Fund LLC still holds the rights to future collections, which are expected to drop to zero in the near term for several years but still should have a residual value.

          The ICA Trustee is monitoring the market to determine when is the appropriate time to sell to a buyer better positioned to assume the risk of “long-tail” collections. Berkshire has stayed in contact with several bidders from last fall and, in June, solicited bids and allowed a new buyer to perform due diligence on the ARC assets. The bids were too low and so the sale was postponed again but the spread has narrowed and the assets may be sold in the near term.

D.	Claims Objections

          In the course of his administration, the ICA Trustee objected to a large number of claims asserted against the Debtors, rejecting or reclassifying more than 630 claims. At the start of the Third Interim Period, only a few remained, all of which are being resolved as set forth below.

1.	Pinehills

          The developer filed two potentially large claims against the Debtors, both of which were withdrawn with prejudice in the Third Interim Period following the sale of Pinehills.

2.	Triarc

          As noted above, Triarc asserted four multi-million dollar claims against the Debtors. In the Third Interim Period, the Bankruptcy Court approved a release agreement and stipulation signed as part of the ICA Trustee’s settlement with Triarc and the claims were withdrawn.

3.	Indemnification Claims

          At the start of the Third Interim Period, there were nine disputed claims filed by two of the Debtors’ former directors and officers still to be resolved. The claims sought indemnification or reimbursement for potential personal liability in the various litigation surrounding the Debtors’ chapter 11 cases. All nine claims are being withdrawn as part of the global settlement herein with Hershon.

E.	Litigation

	1.	Radin Glass

          In May 2005, the ICA Trustee reached a settlement with the Debtors’ former accountants, Radin Glass & Co, LLP (“RG”) enabling Fund LLC to recover $250,000. RG provided pre-petition audit, tax and other accounting services to the Debtors, for which it was paid $333,500. Until recently, RG was providing services to the Liquidating LLCs – principally, the preparation of tax filings – for which it was paid $264,000 and claimed it was owed another $11,000.

          RG was initially a defendant in the various class action proceedings consolidated in the District Court for the District of Columbia. The class claims against RG were based on the assertion that RG was a participant in or otherwise accountable for alleged securities fraud. The class claims against RG were dismissed with prejudice in August 2004. Following dismissal, the plaintiffs filed a motion for reconsideration that was denied. The lead plaintiffs subsequently appealed that denial to the D.C. Circuit Court of Appeals, which appeal is pending.

          In the course of his investigation, the ICA Trustee examined RG’s services to determine whether any of the fees paid were recoverable. The ICA Trustee also considered whether there were claims to be asserted on Fund LLC’s behalf, separate and apart from the investors’ class claims, based on RG’s role in the events that culminated in the Debtors’ financial collapse.

          Following the investigation, the ICA Trustee and RG engaged in extensive discussions, following which the parties reached a settlement signed in May 2005. The settlement was approved by the Bankruptcy Court on June 14, 2005 and closed later that month. In essence, RG paid Fund LLC the sum of $250,000 in exchange for which the parties gave mutual releases.

b.	Brown & Wood

          In May 2005, the ICA Trustee negotiated a settlement with IBF’s former counsel, Brown & Wood, n/k/a Sidley Austin Brown & Wood (“BW”), recovering $300,000 for Fund LLC.

          BW provided services to IBF in the period from January 2000 to May 2001, on account of which it was paid close to $700,000. The ICA Trustee examined the services BW rendered to determine whether the fees paid were appropriate and, among other things, whether BW properly advised the Debtors on the issue of whether the Funds were exempt from registration under the ICA.

          The parties engaged in limited informal discovery, following which there was a settlement conference in May 2005. After further discussions, the parties agreed to a settlement signed that same month. In essence, Fund LLC recovered $300,000 and the parties exchanged mutual releases. The settlement was approved by the Bankruptcy Court on June 9, 2005.

2.	CIBC

          In March 2005, the ICA Trustee settled claims asserted to recover certain commissions paid to IBF’s largest broker, CIBC, recovering $300,000 for Fund LLC. Fund LLC was seeking to recover commissions paid to CIBC in connection with proceeds raised from investors after December 14, 2001 and deposited into the SEC Escrow. The parties met in January 2005 and, following further discussions, reached the settlement signed in March 2005. In essence, CIBC paid Fund LLC the sum of $300,000 in exchange for which the parties gave mutual releases. The settlement was approved by the Bankruptcy Court on April 28, 2005.

3.	BB&T

          In May 2005, the ICA Trustee reached a settlement resolving the adversary case filed against Branch Banking & Trust Co. (“BBT”), recovering $225,000 for Fund LLC.

          The Liquidating LLCs filed their complaint against BBT on June 4, 2004, alleging that BBT allowed its pre-petition line of credit to be manipulated in such a way as to overstate the Funds’ finances and mislead investors. In July 2004, BBT filed a motion in the District Court requesting that the reference be withdrawn from the Bankruptcy Court. Discussions ensued but broke down in early 2005 and the litigation went forward. On January 19, 2005, BBT filed a motion to dismiss Fund LLC’s complaint. The parties briefed and argued both motions, after which the parties resumed discussions and reached the settlement signed in May 2005.

          The settlement was approved by the Bankruptcy Court and this Court by orders dated June 20, 2005 and June 27, 2005, respectively. In essence, Fund LLC recovered $225,000, the parties exchanged mutual releases and BBT provided a release in favor of Hershon (required per the terms of the global settlement discussed herein). The settlement closed in August 2005.

4.	Stein/1970 Asset Mgt

          In 2004, the ICA Trustee signed a settlement concluding litigation with a former borrower, 1970 Asset Management, and its principal, Stein. The settlement calls for monthly installment payments – currently, $12,500 per month. The settlement was predicated on a determination that a judgment against the two defendants would be essentially uncollectible.

          In the Third Interim Period, Fund LLC collected another $50,000 from Stein, bringing its total recovery to $325,500. Recently, Stein failed to make a payment and has requested a forbearance. The ICA Trustee requested financial information and is considering the request.

5.	Claims Against Other Third Parties

          In 2004, the Liquidating LLCs filed 19 adversary complaints in the Bankruptcy Court, seeking to avoid and recover preferential payments or fraudulent transfers the Debtors made prior to the Petition Date. 10 of the 19 adversary proceedings have been settled, two are in pre-trial litigation, and default judgments were obtained in the other seven. In six of the default cases, efforts are being made to enforce the judgments; in the seventh, the defendant entered into a consent judgment and is documenting a financial hardship claim for the ICA Trustee’s review.

          Fund LLC was required to file an additional, small adversary complaint during the Third Interim Period when settlement negotiations with a vendor broke down, bringing the total of complaints filed to 20. The matter was subsequently settled for a recovery of $4,000.

          The ICA Trustee is also concluding discussions with parties that signed tolling agreements. Of the original 31 cases tolled, only five cases are left to be resolved. The ICA Trustee expects to either resolve the remaining five claims or file adversary cases in the next period.

          In the Third Interim Period, the ICA Trustee recovered $944,240 from the settlement of avoidance claims on Fund LLC’s behalf (inclusive of RG, BW, and CIBC). Of that amount, $346,240 was collected from broker/dealers, making the total commissions recovered (before expenses) $640,000. Under the Plan, the broker/dealer commissions recovered are payable, net of expenses, to the Escrow Claimants. Only a few small claims are left and no significant recoveries are expected.

F.	Global Settlement with Hershon

          The ICA Trustee closed the global settlement with Hershon et al. on July 19, 2005, resulting in the recovery of $3.2 million by Fund LLC. The settlement was a complicated one, in essence resolving (a) the SEC’s charges against Hershon in this enforcement action, (b) the class claims against Hershon in the various class actions consolidated in the District Court for the District of Columbia, (c) the Liquidating LLCs’ claims against Hershon, and (d) competing claims by the ICA Trustee and former directors and officers of IBF for coverage under two insurance policies issued on the Debtors’ behalf by St. Paul Mercury Insurance Co. (“St. Paul”).

          The $3.2 million recovered by Fund LLC consists of $2.35 million paid under the insurance policies issued by St. Paul4 and $913,000 contributed by Hershon. The settlement with Hershon was predicated on the ICA Trustee’s determination that any judgment against Hershon would be largely uncollectable and that the litigation required to pursue a judgment would exhaust Hershon’s assets further as well as cost Fund LLC significant sums of money.

          The various settlements were approved by this Court and the Bankruptcy Court in January 2005. In the Third Interim Period, the settlement of the class claims against Hershon were approved by the D.C. Court, following a fairness hearing held in January 2005. The final step in the process was formal approval by the SEC, which was obtained in July 2005.

          The $3.2 million is being paid out by Fund LLC as part of the proposed distribution.

[4]

The $2.35 million is in addition to approximately $700,000 the ICA Trustee collected under the St. Paul policies in September 2003, making Fund LLC’s total recovery under the policies roughly $3.05 million.

G.	Settlement with Investors of AIH

          IBF V-Alternative Investment Holdings LLC (“AIH”) is an affiliate of the Funds that did not file a chapter 11 case and is not a defendant in this litigation. AIH is a private equity fund that invested in the equity of two of the platform companies in the Funds’ portfolios – I&BS and US Mills. Currently, 72 investors own 77% of AIH; Fund LLC owns the remaining 23%.

          In the discussions that led to the Plan, the ICA Trustee was asked by the Staff of the SEC to consider means to resolve investor claims against AIH in the context of the Plan. Those discussions formed the basis for Section 7.7 of the Plan, which gave the ICA Trustee authority to treat investor claims against AIH in the same manner as Non-Escrow Claims under the Plan.

          In February 2005, the ICA Trustee signed an agreement (“APA”) to acquire the assets of AIH. Solicitation materials were mailed to AIH investors and the transaction was approved by the requisite percentage of AIH investors. In essence, the APA calls for AIH to sell its equity positions in I&BS and US Mills to Fund LLC, in exchange for which Fund LLC is contributing (a) $280,000, to be distributed to AIH investors, (b) an approximate 1.93% membership interest in Fund LLC, and (c) Fund LLC’s 23% ownership stake in AIH.

          The ICA Trustee’s advisors have since worked to satisfy the closing conditions, only one of which remains – closing of the sale of US Mills, expected in mid-August. Promptly following closing, AIH will make a distribution to its investors to allow them to receive their ratable share of prior distributions made to Fund LLC’s members – using the $280,000 received at closing – and thereafter, AIH’s investors will share in distributions as a 1.93% owner of Fund LLC.

III.
FINANCIAL CONDITION
OF LIQUIDATING LLCS

          Unaudited balance sheets and statements of operations summarizing the Liquidating LLCs’ financial condition as of July 31, 2005, are attached hereto as Exhibit A. As noted above, because the Third Interim Period just ended, the financial data is only preliminary in nature and is still being finalized. If changes are necessary, an amended report will be filed in 10-15 days.

Dated:	New York, New York August 5, 2005
IBF Liquidating LLC and
IBF Fund Liquidating LLC

		By:	/s/ Arthur J. Steinberg

Arthur J. Steinberg, ICA Trustee, as
Manager and Liquidating Agent

Counsel to the ICA Trustee:

Arthur J. Steinberg (AS 1298)
Heath D. Rosenblat (HR 6430)
Kaye Scholer LLP
425 Park Avenue
New York, NY 10022
212/836-8000 telephone
212/836-7157 facsimile

Exhibit A

IBF Fund Liquidating, LLC
Balance Sheet
For the period ending July 31, 2005
(Unaudited)

ASSETS		$8,714,581
Cash

Investments
Investment in Operating Businesses	18,781,628
Investment in Operating Hotels	205,000
Investment in Real Estate Development Properties	5,290,000
Investment in Securitization Assets	197,224
Investment in Collection Assets	24,500

Total Investments		24,498,352

Miscellaneous Assets		547,605

Total Assets			$33,760,538

LIABILITIES
Current Liabilities
Accounts Payable	$318,033
Accrued Expenses-Professional Fees	200,000

Total Current Liabilities		518,033

Equity
Member Interest in LLC	35,748,692
Net Income/(Loss)	(2,506,187)

Total Equity		33,242,505

	Total Liabilities and Equity		$33,760,538

IBF Fund Liquidating, LLC
Profit and Loss Statement
for the period February 1, 2005 thru July 31, 2005
(Unaudited)

Income
	Net Gain on Sale of Investments		$1,378,023
	Net Gain on Claims		436,373
	Interest Income		36,358

		Total Income	1,850,754

Expense
	Professional Fees		1,703,223
	Office Expense		22,821
	Payroll and Benefits		49,005

		Total Expense	1,775,049

		Total Net Income	$75,705

IBF Fund Liquidating, LLC
Statement of Cash Flows (Unaudited)
for the period February 1, 2005 thru July 31, 2005

CASH FLOW FROM OPERATING ACTIVITIES BEFORE REORGANIZATION ITEMS

Cash paid to Vendors	$(31,893)
Payroll and Benefits	(48,025)

Net Cash (Used) by Operating Activities Before Reorganization Items	(79,918)

CASH FLOWS FROM REORGANIZATION ITEMS

Return on Investments	1,867,050
Collection of Litigation Claims	4,205,313
Interest Earned on Accumulated Cash	28,151
Interest Earned on Investments	8,207
Liquidating Distribution	(6,864,864)
Professional Fees for Services Rendered	(1,758,230)

Net Cash (Used) by Reorganization Items	(2,514,373)

NET CASH (USED) BY OPERATING ACTIVITIES	(2,594,291)

Net (Decrease) in Cash and Cash Equivalents	(2,594,291)

Cash and Cash Equivalents at Beginning of Period	11,308,872

Cash and Cash Equivalents at End of Period	$8,714,581

IBF Fund Liquidating, LLC
Receipts from Fund Assets
for the period February 1, 2005 thru July 31, 2005

Asset Name	Month	Description	Amount

Comfort Inn	02/05	Sale Proceeds	270,000
	02/05	Sale Proceeds	24,485
	03/05	Sale Proceeds	500
	04/05	Sale Proceeds	36,000
	05/05	Sale Proceeds	821
	06/05	Sale Proceeds	23,500
	06/05	Sale Proceeds	5,781
	07/05	Sale Proceeds	1,110

		Total Receipts	362,197

1970 Asset Management	02/05	Settlement payments	12,500
	03/05	Settlement payments	12,500
	04/05	Settlement payments	12,500
	05/05	Settlement payments	12,500

		Total Receipts	50,000

Best Western	02/05	Sale Proceeds	469,263
	02/05	Sale Proceeds	37,000
	04/05	Sale Proceeds	33,000
	06/05	Sale Proceeds	9,800

		Total Receipts	549,063

ARC 2001-1	02/05	Class X Distribution	48,724
	03/05	Class X Distribution	90,970
	07/05	Class X Distribution	36,803

		Total Receipts	176,497

CFSB HE-25	02/05	NIM Class B Distribution	230,007
	03/05	NIM Class B Distribution	153,446
	04/05	NIM Class B Distribution	161,144
	05/05	NIM Class B Distribution	72,992
	06/05	NIM Class B Distribution	98,349
	07/05	NIM Class B Distribution	13,355

		Total Receipts	729,293

		Total Receipts	1,867,050

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

FOURTH INTERIM REPORT FOLLOWING EFFECTIVE DATE OF
JOINT LIQUIDATING PLAN WITH RESPECT TO THE DEBTORS

February 21, 2006

          This fourth interim report (“Report”) is submitted on behalf of IBF Liquidating LLC (“IBF LLC”) and IBF Fund Liquidating LLC (“Fund LLC” and, collectively, the “Liquidating LLCs”), pursuant to Section 9.3 of the Joint Liquidating Plan with Respect to the Debtors1 (as amended, “Plan”) and Paragraph 1 of the Bankruptcy Court’s “Post-Confirmation Order and Notice” dated August 28, 2003. This Report is the fourth such update and addresses the period from August 1, 2005 through January 31, 2006 (“Fourth Interim Period”).2

I.
EXECUTIVE SUMMARY

A.	Receipts and Disbursements

          In the Fourth Interim Period, Fund LLC collected roughly $9,487,934 and disbursed roughly $12,656,536, for a net decrease to cash of roughly $3,168,602.

          Collections were significant during the period due to the sales of the Funds’ two largest portfolio companies – U.S. Mills, Inc. (“US Mills”) and Investment & Benefit Services, Inc. (k/n/a American Benefit Resources, Inc.) (“I&BS”) – which closed in November 2005. Fund LLC received initial cash of roughly $1 million, and $7,458,665, respectively, and further recoveries are expected over the next few years (Fund LLC also received $6 million in subordinated notes and $5 million in convertible debentures from the sale of US Mills and $1 million in restricted common stock obtained in connection with the sale of I&BS).

[1]

“Debtors” refers to InterBank Funding Corp. (“IBF”), IBF Collateralized Finance Corp. (“CFC”), IBF VI-Secured Lending Corp. (“SLC”) and IBF Premier Hotel Group, Inc., all debtors in chapter 11 cases pending in the Bankruptcy Court for this District, In re InterBank Funding Corp. et al., No. 02-41590 (BRL) (Jointly Administered). CFC and SLC are referred to collectively throughout this Report as the “Funds.” “ICA Trustee” refers to Arthur Steinberg, in his capacity as trustee of IBF, the Funds and their respective subsidiaries under the Investment Company Act of 1940, pursuant to this Court’s appointment on December 5, 2002.

[2]

For a summary of earlier events, reference is made to the three prior interim reports dated July 26, 2004, February 1, 2005, and August 5, 2005, respectively. Copies of the prior reports and other important documents are available for printing or downloading at no cost at the Liquidating LLCs’ website, <www.ibffund.com>.

          Additional cash flow for the period came primarily from (i) settlement of additional avoidance claims asserted on Fund LLC’s behalf ($283,000); (ii) collections from the two residential mortgage securitization assets ($243,598); (iii) monthly payments due under a settlement with a former borrower, 1970 Asset Management, and its principal, Ed Stein ($87,500); and (iv) settlement of additional claims to recover commissions paid to broker/dealers who raised capital from investors in late Dec. 2001 – early Jan. 2002 ($2,000).

          Fund LLC made two distributions during the Fourth Interim Period, its fourth and fifth under the Plan, distributing $10 million. Escrow Claimants (the 286 investors with allowed claims in Classes CFC-3 and SLC-3 under the Plan) were paid $363,285, bringing their total recovery to roughly $21,547,000, or 80.4%. Non-Escrow Claimants (i.e., investors and other creditors with allowed claims in Classes CFC-4, CFC-5, SLC-4, SLC-5 and IBF Hotel-4) were paid $9,559,494, bringing their total recovery to roughly $23,877,000, or 14.2%.

          Looking ahead, recoveries should start to taper off. The most valuable assets have been liquidated, most litigation claims have been resolved and the global settlement with Simon Hershon (former owner of IBF), the Debtors’ insurance carrier and the plaintiffs in the securities class actions filed in Washington, D.C. has closed. Future recoveries are expected to come principally from (i) the subordinated notes and debentures from the sale of US Mills, (ii) the development or disposition of the Funds’ failed resort project on Anguilla Beach, Cat Island, Bahamas, (iii) the common stock obtained in connection with the sale of I&BS, (iv) the remaining value, if any, of the securitization assets, and (v) the Funds’ passive interests in the remaining development projects (Tribeca, SAHR) and hotels (Hilton Garden in Round Rock, TX, Fairfield Inn in Vinings, GA).

B.	Acquisition of AIH

          In the Fourth Interim Period, Fund LLC closed its acquisition of the assets of IBF V-Alternative Investment Holdings, LLC (“AIH”). The purpose of the acquisition, discussed below, was to allow for the winddown of AIH and the treatment of AIH’s investors on par with the Funds’ investors. In November 2005, Fund LLC distributed roughly $362,000 to AIH’s members as a “catch-up” payment to account for prior distributions to the Funds’ investors. Going forward, AIH members will share, as Non-Escrow Claimants, in future distributions with the Funds’ investors.

C.	Proposed Distribution

          Fund LLC made two distributions in the Fourth Interim Period, paying out $10 million. There are no significant realization events on the immediate horizon. Fund LLC does not anticipate making a distribution until at least the summer of 2006, but if the situation changes, the ICA Trustee will notify the investors and file the required notice with the Court.

II.
PROGRESS REPORT FOR
FOURTH INTERIM PERIOD

A.	Prior Distributions by Fund LLC[3]

          As of the end of the Fourth Interim Period (i.e., January 31, 2006), Fund LLC has made five distributions under the Plan, paying out a total of $45,423,671 to investors –

          •          In December 2003, Fund LLC made its initial distribution, distributing $19,284,162: (a) Escrow Claimants were paid $15,632,103, or 58.3% of their Claims, and (b) Non-Escrow Claimants were paid $3,566,510, or 2.2% of their Claims. Certain investors in lieu of participating in the liquidation process choose to receive a one time

[3]

As previously reported, IBF LLC has no material assets and has made no distributions to IBF’s creditors; nor does it appear that IBF LLC will recover any assets which could be distributed to IBF’s creditors. The Plan further requires that, before making any distributions to IBF’s creditors, IBF LLC must first repay amounts advanced by the Funds during the chapter 11 cases to pay IBF’s share of administrative expenses. Consequently, IBF LLC is not expected to make any distributions. Fund LLC is continuing to pay IBF LLC’s share of administrative costs, but the work required is minimal and the cost is not material.

payment (cash-out claim); these payments totaled roughly $12,000. The remaining balance, $72,907, was reserved for (and has since been paid to) members of AIH.

          •          In October 2004, Fund LLC made its second distribution, distributing $9,152,153: (a) Escrow Claimants were paid $5,297,466, bringing their total recovery to $20,929,569 (78.1%), and (b) Non-Escrow Claimants were paid $3,777,468, bringing their total recovery to $7,343,978 (4.5%). The balance, $77,220, was reserved for (and has since been paid to) members of AIH.

          •          In February 2005, Fund LLC made its third distribution, distributing $7,000,000: (a) Escrow Claimants were paid $254,298, bringing their total recovery to $21,183,867 (79.0%), and (b) Non-Escrow Claimants were paid $6,610,566, bringing their total recovery to $13,954,544 (8.5%). The balance, $135,135, was reserved for (and has since been paid to) members of AIH.

          •          In September 2005, Fund LLC made its fourth distribution, distributing $4,000,000: (a) Escrow Claimants were paid $145,314, bringing their total recovery to $21,329,181 (79.6%), and (b) Non-Escrow Claimants were paid $3,777,465, bringing their total recovery to $17,732,009 (10.8%). The balance, $77,221, was reserved for (and has since been paid to) members of AIH.

          •          In November 2005, Fund LLC acquired the assets of AIH and made a distribution of $362,483 to AIH members, meant as a “catch-up” payment to account for earlier distributions to the Funds’ investors. Following that payment, AIH members are entitled to share pro rata in distributions to Non-Escrow Claimants.

          •          In December 2005, Fund LLC made its fifth and most recent distribution, distributing $6,000,000: (a) Escrow Claimants were paid $217,971, bringing their total recovery to $21,547,152 (80.4%), and (b) Non-Escrow Claimants were paid $5,782,029, bringing their total recovery to $23,876,521 (14.2%).

B.	Entitlement to Future Distributions

          Fund LLC made the initial distribution from an escrow account, the “SEC Escrow,” established pursuant to discussions with the Staff of the SEC to segregate proceeds raised from investors in late Dec. 2001 – early Jan. 2002. At the time of the initial distribution, the SEC Escrow had a value of roughly $24,450,000, of which $19,284,162 was paid out and the balance was reserved to fund the costs of administration, in exchange for which Fund LLC issued to Escrow Claimants a five-year, 3.5% note, the “Escrow Note.” Under the terms of the Plan, the Escrow Note had to be retired before any further distributions to Non-Escrow Claimants.

          In October 2004, Fund LLC retired the Escrow Note. Subsequent distributions were, and will continue to be, primarily for the benefit of Non-Escrow Claimants, subject to the following –

          •          First, Fund LLC is seeking to recover commissions paid to broker/dealers who sold the Funds’ securities to investors in late Dec. 2001 – early Jan. 2002. Under the Plan, any commissions recovered (subject to a cap of $3.79 million) must be distributed, net of expenses, to Escrow Claimants. So far, Fund LLC has recovered total commissions of $642,300, before expenses, and only a few smaller claims are left to be resolved.

          •          Second, as part of their recovery package, Escrow Claimants received “Deficiency Claims” equal to the difference between their initial investments (appx. $26,864,853) and their recoveries from the SEC Escrow (appx. $15.6 million) and Escrow Note (appx. $5.1 million). Under the Plan, Escrow Claimants exchanged their Deficiency Claims for Fund LLC interests, making them a minority owner of Fund LLC. The percentage may decrease slightly depending on how much they recover in broker/dealer commissions, however, for the time being, Escrow Claimants own 3.63% of Fund LLC.

          •          Finally, as part of Fund LLC’s acquisition of the assets of AIH, AIH became a minority owner of Fund LLC. The percentage may increase slightly depending on how much Escrow Claimants recover in broker/dealer commissions but, for the time being, AIH owns, for the benefit of its members, 1.93% of Fund LLC.

C.	Tax/Reporting Requirements

          Fund LLC is in the midst of compiling year-end numbers for 2005 and is working with its accountants to make preparations for Fund LLC’s 2005 tax returns. It is anticipated that tax returns will be filed, and Form K-1’s will be mailed to investors, by late spring 2006. As in prior years, depending on when the tax returns are completed and Form K-1’s are mailed, investors may need to request an extension of the deadline for filing their 2005 tax returns. Investors are strongly encouraged to consult their personal tax advisors for advice on how this may affect them.

D.	Investment Portfolios

          The following is a summary of activities during the Fourth Interim Period concerning the investments remaining in the Funds’ portfolios. Reference is made to Exhibit D of the Preliminary Report of Arthur J. Steinberg, Trustee (“Preliminary Report”), filed herein on February 18, 2003, for a more thorough description of the Funds’ portfolio investments.

1.	Platform Companies

	a.	I&BS/ABR

          I&BS is in the business of third-party administration of pension and 401K plans for employees. In November 2005, I&BS was sold to National Investment Managers, Inc. (“NIM”). I&BS was marketed and sold with substantial assistance from the ICA Trustee and his advisors. Such assistance included, among other things, meeting with prospective buyers; managing due diligence; negotiating letters of intent; drafting and negotiating the purchase and sale agreement; and addressing closing issues.

          NIM ultimately acquired the business for $8,000,000 in cash (subject to certain adjustments), plus $1 million in restricted shares of common stock of NIM, plus NIM agreed to assume all or substantially all of I&BS’s liabilities. Fund LLC received initial cash of $7,458,665. For comparison’s sake, the Plan projected that Fund LLC’s recovery, before additional advances, from its investment in I&BS would be in the range of $7.3 million. Aside from additional advances, Fund LLC has already exceeded that recovery and, when the value of the NIM common stock is factored in, it is clear that Fund LLC’s recovery from this asset will exceed the original projections.

b.	US Mills

          In November 2005, U.S. Mills was sold to Sunset Brands. The transaction proved to be a complicated one and went through a number of iterations and several rounds of court approval. Closing was in jeopardy for much of the time due to factors beyond Fund LLC’s control – principally, problems with Sunset’s financing and a slowdown in US Mills’ business. When the sale finally closed, Fund LLC received initial cash of roughly $1 million. Fund LLC also received $6 million in subordinated notes and $5 million in convertible debentures with attached warrants, which it continues to hold.

          The original sale documents were signed in February 2005. Over the course of the next nine months, the economics of the transaction were revised on at least four occasions. The first two rounds of changes occurred in the Third Interim Period and are discussed in the Third Interim Report (pp. 7-9). Those changes were approved by the Bankruptcy Court in March 2005.

          In the Fourth Interim Period, the terms went through two more rounds of changes. The first set of changes was agreed to in July 2005. Under the original deal signed in February 2005, Sunset was to acquire US Mills for $17 million in cash and $3 million in preferred equity and warrants. Following the changes negotiated in July 2005, the terms had eroded to initial cash of $11 million, a $1 million subordinated note, a $5 million subordinated note, $1.5 million in preferred shares at closing and an additional $1.5 million of preferred shares to be earned based on the new venture’s performance over the 15 to 17 months following closing.

          In October 2005, Sunset disclosed that its equity sponsor was no longer interested in becoming a financing source for the venture. Extended discussions ensued, following which Fund LLC agreed, in order to salvage the transaction, to reduce the initial cash from $11 million to $6 million and convert the difference to a $5 million convertible debenture with attached warrants. The changes were approved by the Bankruptcy Court, on motion of Fund LLC, and the transaction closed on November 10, 2005.

          The subordinated notes – the $1 million note and the $5 million note – will mature in three years. The $1 million note is accruing interest at the same rate as a working capital facility Sunset obtained from a third party lender. The $5 million note is accruing interest at 12%, with interest deferred for the first year and thereafter 50% paid in cash and 50% accrued or “paid in kind.” Both notes are contractually subordinate to the working capital facility.

          As security for the notes, Fund LLC was granted junior liens in substantially all of the assets of US Mills and Sunset. Fund LLC was also given rights to “put” up to $2.5 million of the $5 million convertible debenture to a third party arranged by Sunset. The convertible debenture is the last tranche of the debt obligations owed to Fund LLC, thus, the most junior debt piece is protected by third-party collateral. The more senior tranches of debt (as well as the junior convertible debenture) are protected by the value of the US Mills business itself.

          In negotiations, Sunset said it was contemplating a PIPE (Private Investment in Public Equity) offering to raise capital to pay the convertible debenture in full. The aforesaid $2.5 million “put” was intended to give Fund LLC assurance that this type of refinancing will occur in a relatively short time.

c.	Capstone Capital LLC

          There is nothing recent to report regarding Capstone. Capstone was in the business of providing financial support to companies by purchasing pre-sold inventory and, upon shipment, reselling to the client companies’ factors. In 2003, Capstone ceased operations and has since been liquidating its assets – primarily receivables. Fund LLC is owed $5,300,000, secured by a lien against Capstone’s assets. Fund LLC’s lien is immediately junior to a first mortgage in favor of Northfork Bank, which has a balance of approximately $800,000.

          Capstone’s largest receivable is owed by Vista Optical, a debtor in a chapter 7 case pending in this District. Fund LLC’s recovery is predicated on how much Capstone collects on its receivables and whether there will be a surplus after Northfork Bank’s senior loan is repaid in full. At this time, it appears that Capstone will not be a material source of recovery for Fund LLC but the ICA Trustee is continuing to monitor Capstone’s collection efforts closely.

2.	Operating Hotels

	a.	Hilton Garden Inn

          There is nothing significant to report regarding the Hilton Garden Inn, a 122-room hotel in Round Rock, Texas (near the headquarters of Dell Computers). The hotel is owned by Chisholm Partners, Ltd. and is subject to a first lien of $6.3 million held by Union Bank & Trust Co. Fund LLC owns only a limited partnership interest (75%) in the owner and has no ability to force a sale. The ICA Trustee is continuing to monitor the situation and the hotel’s revenues appear to be improving but it is unclear whether there will be a recovery by Fund LLC.

b.	Fairfield Inn

          Similarly, there is nothing significant to report regarding the Fairfield Inn (Marriott), a 144-room hotel in Vinings, Georgia (near the headquarters of Home Depot). The hotel is owned by Vinings Partners LP and subject to a first lien of $5.6 million held by Union Bank & Trust Co. Fund LLC owns only a limited partnership interest (90%) in the owner and has no ability to force a sale. The ICA Trustee is continuing to monitor the situation and the hotel’s revenues appear to be improving but it is unclear whether there will be a recovery by Fund LLC.

c.	Comfort Inn

          The sale of the hotel closed in 2005, as previously reported, and Fund LLC’s recovery exceeded projections by a significant margin. In July, the management company received a notice of assessment of additional sales and use tax by the Florida Department of Revenue, claiming additional taxes owed of approximately $100,000. Fund LLC is investigating.

3.	Development Properties

	a.	Tribeca

          There is nothing recent to report concerning the hotel project located in the Tribeca section of lower Manhattan. The ICA Trustee settled with the owners of the primary development parcel in 2003, and with the owner of the adjacent parcel in 2004. Fund LLC’s total recovery was $478,000, plus a sharing of future benefits. Fund LLC has no ability to compel a sale or control the development but is continuing to monitor its residual interest.

b.	SAHR

          There is nothing recent to report concerning this hotel development project in San Antonio, Texas. In 2004, Fund LLC contributed its interest (plans, architectural drawings, specifications, etc.) in the project to a joint venture with the developer, Lumbermen’s, in exchange for which Fund LLC received a 24% limited partnership interest. The site is part of a 2,855-acre mixed-use development. Fund LLC is a limited partner and has no ability to force a sale. Lumbermen’s continues to explore development opportunities and the proposition of taking Fund LLC’s position out. The ICA Trustee is continuing to monitor the value of its limited partnership interest but at this time it is not clear whether there will be a recovery.

c.	Anguilla

	1)	Relevant Background

          In 1999, CFC loaned approximately $5.2 million to fund the development of a resort on 1,407 acres on Anguilla Beach, Cat Island, Bahamas. The loan was made through a special purpose company, IBF Bahamas Ltd., to the developer, Cat Island Ventures, Ltd. The loan was supposed to be secured by a first mortgage but a lien search by IBF’s former counsel in the Bahamas failed to disclose an existing mortgage held by Gulf Union Bank (“Gulf Union”).

          The developer subsequently defaulted on the loan and stopped work on the project. The loan was never repaid and has a balance in excess of $13 million. The first mortgage is also in default and has an estimated balance of $3 million. The process is controlled by the first lienholder, Gulf Union, which itself is in liquidation. In the past, Gulf Union’s liquidators inquired as to Fund LLC’s interest in acquiring the first mortgage but Fund LLC lacked the liquidity and the ICA Trustee continues to believe that further investment would not be in the investors’ best interests. Accordingly, the ICA Trustee is monitoring the situation and is exploring various exit strategies.

2)	Efforts to Sell Property

          In 2003, Gulf Union’s liquidators marketed the property for sale with a broker but later pulled the advertising and agreed to allow the owner, Erwin Knowles, to continue his search for a new joint venture partner. In 2004, Gulf Union’s liquidators advised the ICA Trustee that the owner had located a new investor and submitted revised plans for government approval. Gulf Union’s liquidators further advised that the plans had cleared the first of several phases of the approval process and prospects were good. At a hearing in July 2005, the owner’s lawyer reported that the new investor signed a contract and that progress was being made with the government. The ICA Trustee requested a copy of the agreement and asked to be included in the discussions but the requests were ignored and so the ICA Trustee initiated steps to locate a back-up buyer in the event that the plans were not approved or the new investor didn’t materialize.

          At a scheduling conference in September 2005 (discussed below), the ICA Trustee pressed the issue with the judge and the owner’s attorney conceded that the new investor had pulled out but claimed not to know the specifics. Following the hearing, the ICA Trustee initiated discussions with several different investor groups familiar with the property. In addition, the ICA Trustee opened a dialogue with a large regional bank to determine whether it or any of its customers had an interest in acquiring Fund LLC’s debt or purchasing the property. The ICA Trustee is also corresponding with a former IBF employee, Brendan Sullivan, who previously identified a number of potential buyers and is searching for additional leads.

          The project itself was an ambitious one, and the problems experienced in searching for a buyer are compounded by the fact that the property is located on an outer island. The island can only be reached by boat or charter plane and has little existing infrastructure.

          At this time, the most encouraging discussions are those with a foreign investor that claims to have the experience, liquidity and desire to assume the project. The investor recently submitted a rough proposal that is serving as the framework for further discussions. In the event a deal can be struck with Fund LLC, it will likely also require an agreement on the terms of Gulf Union’s mortgage as well as a resolution of the former owner’s involvement.

3)	Pending Litigation

          As previously reported, the project spawned two pieces of litigation in the Bahamas. The first is the owner’s preemptive lawsuit filed in 2000 to prevent a sale to a new investor identified by IBF. The court initially entered an injunction prohibiting efforts to sell the property and the new investor withdrew. In 2003, at the ICA Trustee’s request, the injunction was dissolved. IBF Bahamas was later dismissed from the case, which is inactive but still on the court’s docket.

          The second litigation is the malpractice lawsuit IBF filed against its former local attorney, Thomas Evans, in 2001. IBF was advised at the time that his insurance coverage is capped at $2 million. The lawyer is vigorously opposing the lawsuit and refuses to discuss settlement.

          In September 2005, the court conducted a scheduling conference. The parties made brief presentations of their cases. IBF’s former lawyer is asserting two defenses – first, that the title company, Computitle, is accountable for the failure to discover the existing first lien, and second, that IBF has not suffered any damages because the property is of sufficient value to secure both Gulf Union’s $3 million mortgage and Fund LLC’s $13 million mortgage. The ICA Trustee argued that the measure of damages is the amount required to retire the first lien and put Fund LLC in the position it bargained for, that of first lienholder, so it can control power of sale.

          Following the parties’ arguments, the court referred the matter to mandatory, non-binding mediation before another judge, which is scheduled for late February 2006. The court further indicated, over the ICA Trustee’s objection, that it would determine who was the proper defendant, the title company or the lawyer, before it considered the underlying charges. The ICA Trustee is pressing the matter but progress has been slow.

4.	Securitization Assets

          Fund LLC holds residential mortgage securitization assets from two transactions, the first underwritten by Lehman Brothers and the other by DLJ and Credit Suisse First Boston. The investments have produced some of the highest returns in the Funds’ portfolios. In September 2004, the ICA Trustee marketed the assets and conducted a limited auction. A number of bids were received but none were in the range of fair market value and so he decided to hold. That decision was the correct one and recoveries since that time have far exceeded those bids.

          Consistent with projections, collections tapered off in the Fourth Interim Period, with Fund LLC collecting only $122,235 on the Lehman assets and $121,363 on the CSFB assets. Collections are expected to drop further in the near term for a period of several years but there remains the possibility of “long tail” collections from the residual value of the loans in the future. The ICA Trustee is continuing to monitor the market but is of the belief that, at least for the time being, based on the scarce market for these types of securitizations, Fund LLC is better off holding them.

E.	Claims Objections

          In the course of his administration, the ICA Trustee objected to a large number of claims asserted in the Debtors’ chapter 11 cases. Those efforts resulted in the Bankruptcy Court’s rejection or reclassification of over 630 claims. The nine (9) remaining claims reported in the Third Interim Report that were filed by two of the Debtors’ former directors and officers were resolved in the Fourth Interim Period and have been withdrawn. All claims objections have now been resolved.

F.	Litigation

	1.	BB&T

          As previously discussed, Fund LLC settled its adversary proceeding against Branch Banking & Trust Co. (“BBT”) in the Third Interim Period. The terms were approved by the Bankruptcy Court and the District Court and, in August 2005, Fund LLC collected $225,000 from BBT. The settlement is now closed and the adversary case was dismissed with prejudice.

2.	Stein/1970 Asset Mgt

          Fund LLC continues to collect on the settlement signed in 2004 by the ICA Trustee and a former borrower, 1970 Asset Management, and its principal, Ed Stein (“Stein”). The settlement calls for monthly installment payments of $12,500 per month. In the Fourth Interim Period, Fund LLC collected an additional $87,500, bringing its total recovery to $425,500. In the Third Interim Report, it was reported that Stein fell behind on his payments and was seeking a forbearance. Stein caught up and for most of the Fourth Interim Period was making payments, however, recently he fell behind again. The settlement calls for installment payments of $12,500 through December 2008.

3.	Avoidance Claims

          Over time, Fund LLC filed 19 adversary proceedings to recover preferential or fraudulent transfers and entered into tolling agreements with another 31 potential defendants. A number of these claims were resolved in the Fourth Interim Period and only four open matters remain.

          Specifically, as of July 2006, there were nine open adversary cases and five tolled matters. Of the nine adversary cases, default judgments were obtained in seven cases and the remaining two are in litigation. One of the default judgments settled and Fund LLC collected $10,000; the other six are being enforced. Of the five tolled matters, three settled in the Fourth Interim Period and two are left. Both should be filed or resolved in the next 6 months.

          In terms of collections, Fund LLC collected an additional $285,000 from the settlement of avoidance claims during the Fourth Interim Period. Of that amount, $2,000 was collected from broker/dealers and is payable, net of expenses, to Escrow Claimants under the Plan. That makes the total broker/dealer commissions recovered, prior to expenses, $642,300. There are only a few small broker/dealer claims left and no further significant recoveries are expected.

G.	Global Settlement with Hershon

          The Third Interim Report (p. 19) provides a detailed account of the global settlement with Hershon et al. That settlement closed on July 19, 2005, and Fund LLC recovered $3.2 million (an additional $2.35 million under the Debtors’ two insurance policies maintained with St. Paul Mercury Insurance (“St. Paul”),4 plus $913,000 contributed by Hershon). The global settlement resolved a number of matters, including, (a) the SEC’s charges against Hershon in this enforcement action, (b) the class claims against Hershon in the various class actions consolidated in the District Court for the District of Columbia (“DC District Court”), (c) the Liquidating

[4]

The $2.35 million is in addition to approximately $700,000 the ICA Trustee collected under the St. Paul policies in September 2003, making Fund LLC’s total recovery under the policies roughly $3.05 million.

LLCs’ claims against Hershon, and (d) competing claims by the ICA Trustee and IBF’s former directors and officers against the proceeds of the two insurance policies issued by St. Paul. Fund LLC distributed the additional $3.2 million to investors as part of the fourth distribution in September 2005.

          On January 17, 2006, the Court of Appeals for the District of Columbia vacated in part and remanded for clarification the earlier ruling of the DC District Court concerning the dismissal with prejudice of the investor class claims against Radin Glass & Co. (“Radin”) (the Funds’ former accountants) and CIBC World Markets Corp. (“CIBC”) (a broker of the Funds’ securities). This decision calls for the DC District Court to dismiss without prejudice (allowing the investor class to amend and re-file its complaint) or to provide an explanation of its dismissal with prejudice. Should it turn out that the class is able to reassert its claims against Radin and CIBC there is a possibility for additional investor recoveries arising out of the DC District Court case.

H.	Settlement with Investors of AIH

          During the Fourth Interim Period, Fund LLC closed its acquisition of the assets of AIH. AIH is a non-debtor affiliate of the Funds that operated as a private equity fund. The acquisition was made pursuant to discussions with the Staff of the SEC as a means to resolve claims by investors of AIH and was authorized by Section 7.7 of the Plan, which was approved by both the Bankruptcy Court and the District Court, on notice to all investors. Due to the relative amounts involved, the acquisition will not have a material impact on recoveries by the Funds’ investors.

          The terms of the acquisition were set forth in an asset purchase agreement (“APA”) signed by AIH and Fund LLC in February 2005. Closing was delayed pending the sale of US Mills, which closed on November 10, 2005. Under the terms of the APA, AIH sold its assets as of closing, principally its equity investments in I&BS, to Fund LLC in exchange for (a) cash of roughly $362,000 (approximately 10.8% of AIH’s total claim), (b) an approximate 1.93% membership interest in Fund LLC (calculated as percentage of total claims held by AIH investors versus total claims held by the Funds’ investors), and (c) the redemption of IBF’s former 23% ownership stake in AIH.

          Following closing, Fund LLC distributed the cash of $362,000 to AIH members. That amount represented AIH’s share of the four distributions made by Fund LLC to the Funds’ investors over the last two (2) years. Since AIH was not a member of Fund LLC at the time, AIH investors did not participate in these distributions. At closing, AIH investors were entitled to “catch-up” payments to bring them on par with the Funds’ investors. To avoid any further delay, Fund LLC and AIH also agreed that all payments to AIH investors may be made by Fund LLC, under the ICA Trustee’s supervision. Going forward, AIH members are now entitled to share pro rata with Non-Escrow Claimants in future distributions by Fund LLC.

[Remainder Of Page Intentionally Blank]

III.
FINANCIAL CONDITION
OF LIQUIDATING LLCS

          Unaudited balance sheets and statements of operations summarizing the Liquidating LLCs’ financial condition as of January 31, 2006, are attached hereto as Exhibit A.5

Dated:	New York, New York
February 21, 2006

IBF Liquidating LLC and
IBF Fund Liquidating LLC

By:	/s/ Arthur J. Steinberg

Arthur J. Steinberg, ICA Trustee, as Manager and Liquidating Agent

Counsel to the ICA Trustee:

Arthur J. Steinberg (AS 1298)
Heath D. Rosenblat (HR 6430)
Kaye Scholer LLP
425 Park Avenue
New York, NY 10022
212/836-8000 telephone
212/836-7157 facsimile

[5]

The amounts used on the balance sheet attached hereto reflect values assigned at Fund LLC’s inception and do not reflect current market value. Further, the amounts included in Exhibit A are for purposes of this Report only, and should not be used for tax accounting purposes.

Exhibit A

IBF Fund Liquidating, LLC
Balance Sheet
For the period ending January 31, 2006
(Unaudited)

ASSETS
Cash				5,545,979

Investments
	Investment in Operating Businesses		8,323,279
	Investment in Operating Hotels		205,000
	Investment in Real Estate Development Properties		5,290,000
	Investment in Securitization Assets		74,989

		Total Investments		13,893,268

Miscellaneous Assets				525,604

		Total Assets			19,964,851

LIABILITIES
Current Liabilities
	Accounts Payable		287,956
	Accrued Expenses-Professional Fees		100,000

Total Current Liabilities				387,956

Equity
	Member Interest in LLC		25,828,351
	Net Income		(6,251,457)

Total Equity				19,576,894

		Total Liabilities and Equity			19,964,851

* The amounts used herein reflect values assigned at Fund LLC’s inception and do not reflect current market value. Further, the amounts included herein are for purposes of the Report only, and should not be used for tax accounting purposes.

IBF Fund Liquidating, LLC
Profit and Loss Statement
For the period August 1, 2005 thru January 31, 2006
(Unaudited)

Income
	Interest Income	12,352
	Interest Income-Money Market	52,175

		Total Income	64,526

Expense
	Professional fees	1,518,973
	Office expense	12,600
	Payroll and benefits	173
	Loss of sale of investments	2,270,801

		Total Expense	3,802,547

		Total Income/(Loss)	(3,738,020)

IBF Fund Liquidating, LLC
Statement of Cash Flows (Unaudited)
for the period August 1, 2005 thru January 31, 2006

CASH FLOW FROM OPERATING ACTIVITIES BEFORE REORGANIZATION ITEMS
Cash paid to Vendors	$(106,956)
Payroll and Benefits	(173)

Net Cash (Used) by Operating Activities Before Reorganization Items	(107,129)

CASH FLOWS FROM REORGANIZATION ITEMS

Return on Investments	9,138,408
Collection of Litigation Claims	285,000
Interest Earned on Accumulated Cash	64,526
Interest Earned on Investments	—
Additional investments	(1,067,125)
Liquidating Distribution	(10,285,151)
Professional Fees for Services Rendered	(1,197,131)

Net Cash (Used) by Reorganization Items	(3,061,473)

NET CASH (USED) BY OPERATING ACTIVITIES	(3,168,602)

Net (Decrease) in Cash and Cash Equivalents	(3,168,602)

Cash and Cash Equivalents at Beginning of Period	8,714,581

Cash and Cash Equivalents at End of Period	$5,545,979

IBF Fund Liquidating, LLC
Receipts from Fund Assets
for the period August 1, 2005 thru January 31, 2006

Asset
Name	Month	Description	Amount

Comfort Inn	08/05	Sale Proceeds	2,012
	09/05	Sale Proceeds	217

		Total Receipts	2,229

US Mills	11/05	Sale Proceeds	1,256,349
	11/05	Sale Proceeds	87,000

		Total Receipts	1,343,349

I&BS	11/05	Sale Proceeds	5,729,631
	11/05	Sale Proceeds	1,001,909
	11/05	Sale Proceeds	727,125

		Total Receipts	7,458,665

Detour (Stein)	08/05	Settlement payments	12,500
	09/05	Settlement payments	25,000
	06/05	Settlement payments	12,500
	11/05	Settlement payments	12,500
	11/05	Settlement payments	12,500
	1/06	Settlement payments	12,500

		Total Receipts	87,500

Best Western	08/05	Sale Proceeds	2,287
	09/05	Sale Proceeds	285
	09/05	Sale Proceeds	496

		Total Receipts	3,068

ARC 2001-1	08/05	Class X Distribution	88,894
	09/05	Class X Distribution	33,341

		Total Receipts	122,235

CFSB HE-25	08/05	NIM Class B Distribution	25,825
	09/05	NIM Class B Distribution	44,364
	10/05	NIM Class B Distribution	13,372
	11/05	NIM Class B Distribution	17,214
	12/05	NIM Class B Distribution	13,391
	01/06		7,197

		Total Receipts	121,363

		Total Receipts	9,138,409