Form 10-K
period 2006-12-31
IBF VI GUARANTEED INCOME FUND
filed 2007-04-02
CIK 1077030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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
☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐ Yes ☐ No NOT APPLICABLE
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
Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. NOT APPLICABLE
DOCUMENTS INCORPORATED BY REFERENCE
None
     *IBF Fund Liquidating LLC (the “Company”, “we”, us” or “our”) is the transferee of the assets and certain liabilities of IBF Collateralized Finance Corporation (“CFC”), IBF VI — Secured Lending Corporation (“SLC” and with CFC, collectively the “Funds”) and IBF Premier Hotel Group, Inc. (“IBF Hotel”) pursuant to the First Amended Joint Liquidating Plan of Reorganization (the “Plan”) with Respect To InterBank Funding Corp. (“IBF”), the Funds and IBF Hotel (collectively, the “Debtors”) that was confirmed by order of the United States Bankruptcy Court for the Southern District of New York dated August 14, 2003 and approved in all respects by order dated September 5, 2003 of the United States District Court for the Southern District of New York. On December 10, 2003, the Plan went effective with respect to the Funds and IBF Hotel. Pursuant to oral no-action relief provided by the Office of Chief Counsel, Division of Corporate Finance of the Commission on August 12, 2003 (the “No-Action Relief”), the Company is submitting this Annual Report under cover of Form 10-K under SLC’s former Commission file number. Pursuant to the No-Action Relief, this Annual Report need not and does not comply with all of the requirements of Form 10-K and is not deemed filed pursuant to Section 13 of the Securities Exchange Act of 1934.

Part I
Item 1. Business.
     As reported to the ICA Trustee, IBF was formed in and around 1995 to make investments in operating businesses, operating hotels, real estate development and properties, securitization assets and other investments by raising investment capital through offerings of debt and equity securities – typically, unsecured high-yield notes sold in private placements through registered broker-dealers. By January 31, 2002, the various funds established by IBF had raised approximately $187 million in investment capital. The Funds were two such funds that survived a series of merger transactions in 2001. The Funds were owned by IBF. All of the issued and outstanding equity capital of IBF was owned by Simon A. Hershon.
     On June 7, 2002, IBF and the Funds each filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). IBF Premier Hotel Group, Inc. (“IBF Hotel”) filed its voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court on November 4, 2002. The Debtors’ Chapter 11 cases were consolidated and were jointly administered.
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
     The Plan provided for, among other things, the substantive consolidation of the Funds and IBF Hotel. The Bankruptcy Court confirmed the Plan on August 14, 2003 and the Plan became effective with respect to the Funds and IBF Hotel on December 10, 2003 (the “Effective Date”). On the Effective Date, Mr. Steinberg, as ICA Trustee, made the initial distributions required by the Plan. Assets, as well as certain liabilities, of the Funds and IBF Hotel remaining after this distribution were assigned to the Company. Similarly, the remaining assets and liabilities of IBF were assigned to IBF Liquidating LLC (“IBF LLC”). Both the Company and IBF LLC are managed by Mr. Steinberg in his separate capacity as the Manager and Liquidating Agent, and are monitored by the Bankruptcy Court and the District Court pursuant to the Plan. On or about the Effective Date, membership interests in the Company (“Membership Interests”) were distributed to holders of allowed general unsecured claims pro rata in accordance with the amount of their claims (such holders, the “Members”).
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
     The Manager expects to terminate the existence of the Company and make final distributions with respect to the Company pursuant to the Plan upon the earlier of (i) the fifth anniversary of the Effective Date, and (ii) the date on which the Manager determines, in his business judgment, that (a) all assets of the Company have been liquidated, all causes of action have been resolved and there are no potential sources of additional cash for distribution; (b) there remain no claims against the applicable Debtor(s); (c) all debts and other obligations of the Company have been paid or otherwise provided for; and (d) he is in a position to make a final distribution in accordance with applicable law. The existence of the Company may, however, be extended to more than five years if the Manager applies for and obtains approval of the District Court and, prior to such extension, the Manager has made a request for and has received additional no-action assurances from the Commission.
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
     In December 2005, the Company distributed $6 million under the Plan. Escrow Investors were paid $217,971 and General Investors were paid $5,782,029.
     In October 2006, the Company distributed $5 million under the Plan. Escrow Investors were paid $531,356 and General Investors were paid $4,469,644.
Property Sales
     As disclosed in a Current Report on Form 8-K by the Company on January 3, 2007, on December 21, 2006, the Company entered into an Asset Purchase Agreement with USM Acquisition, LLC (the “Purchaser”), an affiliate of Susquehanna Private Equity Investments, LLLP (the “Asset Purchase Agreement”), pursuant to which the Company agreed to sell under Article 9 of the Uniform Commercial Code as enacted in the State of New York, and the Purchaser agreed to purchase, substantially all of the assets of U.S. Mills, Inc., a Delaware corporation (“USM”), in partial satisfaction of the debt obligations of USM to the Company.

The consummation of the transactions contemplated by the Asset Purchase Agreement was subject to, among other things, approval of the proposed transaction by the Bankruptcy Court.
     As disclosed in a Current Report on Form 8-K by the Company on February 16, 2007 (the “February 8-K”), such approval was granted by Order of the Bankruptcy Court dated January 16, 2007, and thereafter, on February 7, 2007, the Purchaser and the Company consummated the transactions contemplated under the Asset Purchase Agreement.
     For further description of property sold by the Company during the fiscal year ended December 31, 2006, see (i) the Fourth Interim Report Following Effective Date of Joint Liquidating Plan with Respect to the Debtors, attached hereto as Annex A (the “Fourth Interim Report”), the Fifth Interim Report Following Effective Date of Joint Liquidating Plan with Respect to the Debtors, attached hereto as Annex B (the “Fifth Interim Report”), and the Sixth Interim Report Following Effective Date of Joint Liquidating Plan with Respect to the Debtors, attached hereto as Annex C (the “Sixth Interim Report”) each of which is incorporated herein by reference.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties.
     The following is a description of the Company’s assets as of December 31, 2006. The Company’s assets can be categorized as investments in Operating Businesses, Operating Hotels,

Real Estate Development Properties and Securitization Assets. Note that the dollar amounts of certain investments set forth herein do not reflect the realizable value of such assets upon disposition, but rather constitute the net investment in such assets made by the Debtors. Many of these assets are subject to risks and many of the loans are in default with the amount of recovery by the Company uncertain. The financial data set forth in Items 6 and 8 below are based on estimates as of December 10, 2003 as adjusted for changes between December 10, 2003 and December 31, 2006. The market for such assets is difficult to determine and is subject to significant changes over time. There can be no assurance that the Company will be successful in disposing of the assets for values approximating those currently estimated by it.
     Operating Businesses
     The Company holds a promissory note with respect to Capstone Capital LLC (“Capstone”), which is in default and had a balance owing as of December 31, 2006 of approximately $5.3 million; CFC also owned 50% of the equity of Capstone as of December 31, 2006.
     As a result of the consummation of the AIH Transaction on November 21, 2005, the Company acquired shares of Investment and Benefit Services, Inc. (n/k/a American Benefit Resources, Inc.) (“ABR”). On November 30, 2005, substantially all of the assets of ABR were sold to National Investment Managers, Inc. (“NIM”) pursuant to an Asset Purchase Agreement, dated as of November 1, 2005, between ABR and NIM. As a result of such transaction, the Company holds 671,141 restricted shares of common stock of NIM.
     On January 16, 2007, the Bankruptcy Court authorized the Company to sell substantially all of the assets of USM to a third party, Susquehanna. The transaction closed on February 7, 2007.
     USM was originally sold to a third party, Sunset, in November 2005, in a transaction approved by the Bankruptcy Court. Prior to such time, the Company was a junior lender to USM and held various equity interests in USM. The sale generated cash proceeds of approximately $6 million, of which most went to retire matured senior debt and approximately $1 million was paid to the Company in partial satisfaction of the junior debt held by it.
     In connection with the sale, the Company provided $11 million of seller financing to Sunset, in exchange for which it received (a) a $1,000,000 secured note (“$1M Note”) issued by Sunset and USM, (b) a $5,000,000 secured note (“$5M Note”) issued by Sunset and USM, (c) a $5,000,000 12% secured convertible debenture (“$5M Debenture”) issued by Sunset and convertible into Sunset common stock, (d) shares of Series B Preferred Stock of US Mills and (e) warrants to acquire common stock of Sunset.
     As security for its seller financing, the Company received liens against substantially all of the assets of USM and Sunset. The liens against USM were contractually subordinate to a senior revolving loan and term loan provided to USM by CapitalSource Finance LLC (“CapitalSource”). Sunset also arranged for certain affiliates – its principal, Todd Sanders (“Sanders”), Sunset Holdings International Ltd. (“Holdings”) and Chadmoore Wireless Group, Inc. (with its successors and assigns, “Chadmoore”) – to provide certain financial accommodations in favor of the Company, as additional credit support for the lowest tranche of the Company’s seller financing, i.e., the $5M Debenture.
     Following the closing of the original sale of USM in November 2005, Sunset defaulted on its indebtedness to CapitalSource and the Company. Following unsuccessful efforts to refinance USM, Sunset searched for a purchaser owner for USM and, in September 2006, signed a non-binding letter of intent to sell USM to Susquehanna for $9 million. The net proceeds would have been sufficient to retire CapitalSource’s loans and approximately half of the Company’s loans. The Company advised Sunset that it would consent to the proposed sale, provided that it preserved its rights to enforce the various financial accommodations supporting its remaining debt. Sunset subsequently informed the Company that it would only proceed with the sale if the Company waived its rights to enforce the financial accommodations and that, otherwise, Sunset would strongly consider causing USM to file for bankruptcy protection.
     The Company thereafter took measures to protect its interests in USM. In October 2006, with approval from the Bankruptcy Court, the Company (a) purchased CapitalSource’s debt, eliminating intercreditor issues, and (b) exercised its remedies under a stock pledge agreement to replace USM’s Board of Directors and thereby avert a bankruptcy filing. The Company also filed a lawsuit and obtained preliminary injunctive relief from the Bankruptcy Court prohibiting Sunset, Holdings, Sanders and Chadmoore from interfering with the sale of USM or any other exercise of remedies by the Company.
     The Company reopened discussions with Susquehanna and, in December 2006, signed a purchase and sale agreement, agreeing to sell substantially all of the assets of USM to Susquehanna for $9 million, subject to certain adjustments. The sale was approved by the Bankruptcy Court on January 16, 2007 and closed on February 7, 2007.
     At closing, the Company received net cash proceeds of $7.8 million. At the direction of the Bankruptcy Court, the proceeds were applied, first, to repay in full the CapitalSource loans previously acquired by the Company, second, to repay in full the $1M Note, and third, in partial satisfaction of the $5M Note. No payment was made in respect of the $5M Debenture, and the Company is still owed in excess of $9 million.
     The Company is presently seeking to enforce its debt instruments and related financial accommodations to recover its remaining debt. In January 2007, the Company filed two lawsuits in the Bankruptcy Court, the first against Sunset, Holdings and Sanders and the second against Chadmoore and its controlling persons, Robert Moore and Stephen Radusch. In the first lawsuit, the defendants all claim financial hardship and failed to respond prior to the return date. The Company is pursuing a default judgment. In the second lawsuit, there is a hearing scheduled on the Company’s request for a preliminary injunction on April 23, 2006. Moore and Radusch have filed motions to dismiss and objections to the requested injunctive relief and the matters are being briefed. Chadmoore is in discussion with the Company regarding how to resolve the specific issues with respect to each other. At this early stage, it is impossible to tell whether the lawsuits will result in any additional material recoveries by the Company.
     For more information, see the Fourth Interim Report, the Fifth Interim Report and the Sixth Interim Report.

     Operating Hotels
     The Company holds the following:
•	a loan in the principal amount of approximately $2 million with respect to the Hilton Garden Inn (loan to IBF Hotel to buy a 75% limited partnership interest in Chisholm Partners, Ltd. for the purchase of a Hilton Garden Inn in Round Rock, Texas).
     For more information relating to the Company’s Operating Hotels during the fiscal year ended December 31, 2006, see the Fourth Interim Report and the Fifth Interim Report.
     Real Estate Development Properties
     The Company holds the following:
•	a loan in the amount of approximately $13 million as of December 31, 2006 to Cat Island Ventures, Ltd. with respect to property on Anguilla Beach; and
     For more information relating to the Company’s Real Estate Development Properties during the fiscal year ended December 31, 2006, see the Fourth Interim Report and the Fifth Interim Report.
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
     For more information relating to the Company’s Securitization Assets during the fiscal year ended December 31, 2006, see the Fourth Interim Report and the Fifth Interim Report.
     Other Assets
     The Company holds cash and other short-term investments, collection assets, various litigation and similar claims against third parties and a receivable from IBF LLC.
     For more information relating to the Company’s Other Assets during the fiscal year ended December 31, 2006, see the Fourth Interim Report, the Fifth Interim Report and the Sixth Interim Report.

Item 3. Legal Proceedings.
     The Company is subject to legal claims and proceedings that arise in the ordinary course of business. As described under “Properties – Operating Business,” the Company is also involved in legal proceedings with the parties to certain debt instruments and related financial accommodations held by it in connection with the original sale of the asset USM, as well as other legal proceedings described in the Fourth Interim Report and the Fifth Interim Report. The Manager believes that the outcome of these claims and proceedings will not have a material adverse effect on the estimated amount of future cash distributions. However, there can be no assurance in this regard.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of the Members during the fiscal year ended December 31, 2006.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
     There is no public market for the Membership Interests.
Holders
     The Membership Interests are not transferable except by will, intestate succession, court order or operation of law. As of December 31, 2006, the Company had 3,133 Members of record.
Item 6. Selected Financial Data.
     The unaudited selected financial data of the Company presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Changes In Net Asset Data:
Total revenue	$5,010,104	$925,945	$2,553,196
Total expenses	(1,935,423)	3,351,336	5,888,818
Net Income / (Loss)	3,074,681	(2,425,391)	(3,335,622)
Balance Sheet Data:
Total assets	$17,441,020	$26,105,960	$39,598,402
Total liabilities	345,462	579,525	1,002,051

Net assets in liquidation	$17,095,558	$25,526,435	$38,596,351

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
Results of Operations
     The following describes the Company’s results of operations for the fiscal years ended December 31, 2006, 2005, and 2004.
     The Company recorded a net profit of $3,074,681 in 2006. The net profit primarily resulted from gains on the sale of investments including Fairfield Inn and Tribeca less general and administrative expenses. The Company recorded a net loss of $2,425,391 in 2005. The net loss primarily resulted from the loss on the sale of an investment and general and administrative expenses. The Company recorded a net loss of $3,335,622 in 2004. The net loss primarily resulted from the loss on sale of investment and general and administrative expenses exceeding the Company’s total revenue. General and administrative expenses include consultants, legal fees, member communication and other general office expenses.
Net Assets in Liquidation
     Net Assets in Liquidation at and December 31, 2006 were $17,095,558 as compared to $25,526,435 at December 31, 2005, and $38,596,351 at December 31, 2004. The valuation of Net Assets in Liquidation is based on estimates as of December 10, 2003 as adjusted for changes between December 10, 2003 and December 31, 2006. The actual values realized for assets and settlement of liabilities may differ materially from amounts estimated.
Distributions
     During the fiscal year ended December 31, 2006, the Company made liquidating distributions pursuant to the Plan to the Members of $5 million. During the fiscal year ended December 31, 2005, the Company made liquidating distributions pursuant to the Plan to the Members of $17 million. During the fiscal year ended December 31, 2004, the Company made a liquidating distribution pursuant to the Plan to the Members of $9,075,187. During the fiscal year ended December 31, 2003, the Company made a liquidating distribution pursuant to the Plan to the Members of $19,210,651.
Dispositions
     During the fiscal year ended December 31, 2006, the Company disposed of certain assets, as described in the Fourth Interim Report, the Fifth Interim Report, and the Sixth Interim Report. During the fiscal year ended December 31, 2005, the Company disposed of certain assets, as described in the Third Interim Report and the Fourth Interim Report, each of which is incorporated by reference into the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005. During the fiscal year ended December 31, 2004, the Company disposed of certain assets, as described in the Company’s First Interim Report and the Company’s Second Interim Report, each of which is incorporated by reference into the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2004. No assets were sold during the fiscal year ended December 31, 2003.
Liquidity and Capital Resources
     The Manager anticipates that the combination of cash from asset sales, cash flows from operating activities and current cash reserves will provide adequate capital for all operating expenses of the Company for at least the next few years.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     The Company’s non-cash assets consist primarily of debt and equity investments in operating companies, hotels and real estate development projects and investments in certain securitization assets. Most of the debt investments are in default and there is uncertainty as to how much the Company will recover from these assets. A substantial portion of the equity investments have little or no value due to the high levels of debt of the issuers. As disclosed herein, a substantial portion of that debt is in default. While changes in interest rates may have an effect on the realizable value of many of the Company’s assets, most of these assets consist of distressed investments in which factors other than interest rates (such as the creditworthiness of the debtor) are more material to the ultimate realizable value of the assets. As a result, the Company does not believe that it is possible to quantify or otherwise meaningfully describe the effect on the net realizable value of such assets of changes in interest rates or other market risk factors.

Item 8. Financial Statements and Supplementary Data.
IBF Fund Liquidating LLC
Consolidated Statement of Net Assets (Liquidation Basis)
December 31, 2006, 2005, and 2004
(Unaudited)

	2006	2005	2004
ASSETS:
Cash	$1,596,168	$11,687,088	$9,935,321
Investments:
Investment in Operating Businesses	10,663,259	8,323,279	18,781,628
Investment in Operating Hotels	105,000	205,000	645,000
Investment in Real Estate Development Properties	4,518,001	5,290,000	5,290,000
Investment in Securitization Assets	74,989	74,989	373,720
Investment in Collection Assets	—	—	87,000

Total Investments	15,361,249	13,893,268	25,177,348

Miscellaneous Assets	483,603	525,604	4,485,733

Total Assets	17,441,020	$26,105,960	$39,598,402

LIABILITIES:
Current Liabilities:
Accounts Payable	$130,462	$479,525	$602,051
Accrued Expenses – Professional Fees	215,000	100,000	400,000

Total Current Liabilities	345,462	579,525	1,002,051

Long-Term Liabilities:
Promissory Notes	—	—	—
Accrued Liabilities	—	—	—
Total Long-Term Liabilities	—	—	—
Equity:
Member Interest in LLC	20,044,782	31,550,340	42,194,865
Retained earnings	(6,023,905)	(3,598,514)	(262,892)
Net Income / (Loss)	3,074,681	(2,425,391)	(3,335,622)

Total Equity	17,095,558	25,526,435	38,596,351

Total Liabilities and Equity	$17,441,020	$26,105,960	$39,598,402

     The accompanying notes to the Consolidated Financial Statements are an integral part of these financial statements.
IBF Fund Liquidating LLC
Consolidated Statement of Cash Flows
For the Fiscal Years Ended
December 31, 2006, 2005 and 2004
(Unaudited)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Cash flow from operating activities before reorganization items:
Cash paid to vendors	$(3,044)	$(50,486)	$(285,897)
Payroll and Benefits	—	(45,941)	(190,378)
Net cash (used) by operating activities before reorganization items

Before Reorganization Items	(3,044)	(96,427)	(476,275)

Cash flows from reorganization items:
Additional Investments	(3,328,001)	(1,067,125)	(4,140,888)
Return on Investments	5,730,550	12,506,092	15,435,816
Collection of Litigation Claims	80,000	4,620,613	464,268
Interest Earned on Accumulated Cash	75,949	101,480	80,961
Interest Earned on Investments	—	8,207	202,071
Liquidating Distribution	(10,407,726)	(10,787,531)	(8,997,977)
Professional Fees for Services Rendered	(2,238,648)	(3,533,542)	(3,541,732)

Net cash (used) by reorganization items	(10,087,876)	1,848,194	(497,481)

Net cash (used) by operating activities	(10,090,920)	1,751,767	(973,756)

Net Income (decrease) in cash and cash equivalents	(10,090,920)	1,751,767	(973,756)
Cash and cash equivalents at beginning of period	11,687,088	9,935,321	10,909,077

Cash and cash equivalents at end of period	$1,596,168	$11,687,088	$9,935,321

     The accompanying notes to the Consolidated Financial Statements are an integral part of these financial statements

IBF Fund Liquidating LLC
Consolidated Statement of Profit and Loss
For the Fiscal Years Ended
December 31, 2006, 2005, and 2004
(Unaudited)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Income:
Gain on Sale of Investment	$5,010,104	$816,257	$2,270,165
Interest Income	75,949	109,688	283,031

Total income	5,086,053	925,945	2,553,196

Expense:
Professional Fees	1,909,793	3,254,909	4,112,488
Interest Expense	—	—	142,086
Office Expense	1,579	50,486	136,810
Payroll and Benefits	—	45,941	190,377
Loss on Sale of Investment	100,000	—	1,307,057

Total expense	2,011,372	3,351,336	5,888,818

Total income/ (loss)	$3,074,681	$(2,425,391)	$(3,335,622)

     The accompanying notes to the Consolidated Financial Statements are an integral part of these financial statements.

IBF FUND LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION
The asset values reflected on the Consolidated Statement of Net Assets are based on valuations performed as of December 10, 2003, as adjusted by operating activities from December 19, 2003 through December 31, 2006. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.
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
3. SALES OF ASSETS
During the year ended December 31, 2006, the Company disposed of certain assets, as described in the Fourth Interim Report, Fifth Interim Report and the Sixth Interim Report.
4. LIQUIDATING DISTRIBUTIONS
In 2006, the Company made one liquidating distribution to the Members in the aggregate amount of approximately $5 million.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     The Company did not employ independent accountants to perform an audit on the financial statements contained in this Annual Report.
Item 9A. Controls and Procedures.
     Not applicable.
Item 9B. Other Information.
     The Company has disclosed in a Current Report on Form 8-K all information required to be so disclosed during the fourth quarter of the fiscal year ended 2006.

Part III
Item 10. Directors and Executive Officers of the Registrant.

Arthur J. Steinberg	Mr. Steinberg was appointed ICA Trustee on December 5, 2002 and manages the Company in his separate capacity as the Manager and Liquidating Agent. Mr. Steinberg is a partner at Kaye Scholer LLP and has been a member of the Firm’s Business Reorganization Group since 1979.
Item 11. Executive Compensation.

Arthur J. Steinberg(1)	Legal fees and expenses paid to Kaye Scholer LLP for the fiscal years ended December 31, 2006, 2005 and 2004 were $1,889,531, $2,970,621, and $3,338,298.

(1)	Mr. Steinberg is serving as ICA Trustee and the Manager of the Company and, when appropriate, as a lawyer. Mr. Steinberg is charging $500 per hour for services in his capacity as ICA Trustee pursuant to discussions with the Staff of the Commission. For all other work, he is charging his customary rate of $740 per hour, which rate is subject to periodic adjustment. Because in many instances it would be difficult to allocate between the two categories of services, Mr. Steinberg’s time has been allocated using a formula of 40% lawyer-time and 60% ICA Trustee-time. In most instances, Mr. Steinberg serves solely as lawyer, which would be at the higher rate, but this methodology was proposed to avoid the burdensome and time consuming exercise of providing a more exact allocation.
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
Item 13. Certain Relationships and Related Transactions.
     Legal fees and expenses paid to Kaye Scholer LLP for the fiscal years ended December 31, 2006, 2005 and 2004 were $1,889,531, $2,970,621, and $3,338,298. Mr. Steinberg, appointed ICA Trustee and, in such capacity acts as the Manager and Liquidating Agent of the Company, is a partner at Kaye Scholer LLP in New York.

Item 14. Principal Accountant Fees and Services.
     The Company did not employ independent accountants to perform an audit of the financial statements contained in this Annual Report.
Part IV
Item 15. Exhibits and Financial Statement Schedules.
     (a)(1)(2) The following financial statements are filed as part of this Annual Report pursuant to Item 8 hereof, together with the notes thereto:
•	The Company’s Consolidated Statement of Net Assets as of December 31, 2006, December 31, 2005 and December 31, 2004;

•	The Company’s Consolidated Statement of Cash Flows for the fiscal years ended December 31, 2006, December 31, 2005 and December 31, 2004; and

•	The Company’s Consolidated Statement of Profit and Loss for the fiscal years ended December 31, 2006, December 31, 2005 and December 31, 2004.
     (3) Exhibits
2.1	First Amended Joint Liquidating Plan of Reorganization with Respect To InterBank Funding Corp., IBF Collateralized Finance Corporation, IBF VI — Secured Lending Corporation and IBF Premier Hotel Group, Inc., declared effective by the United States Bankruptcy Court for the Southern District of New York by order dated August 14, 2003 and declared effective on December 10, 2003*
2.2	IBF Fund Liquidating LLC Operating Agreement, dated September 24, 2003, by and among IBF Fund Liquidating LLC and each person who becomes a Member of the Company pursuant to the Plan*
10.1	Letter Agreement, dated as of February 18, 2005, among IBF Fund Liquidating LLC, Charles T. Verde and Cynthia Davis**
10.2	Asset Purchase Agreement, dated as of February 22, 2005, among IBF Fund Liquidating LLC and IBF V-Alternative Investment Holdings, LLC**
10.3	Amended and Restated Acquisition Agreement and Plan of Merger, dated as of November 10, 2005, among IBF Fund Liquidating LLC, U.S. Mills, Inc., USM Acquisition Sub, Inc. and Sunset Brands, Inc.***
10.4	Investor Rights Agreement, dated as of November 10, 2005, between the Company and Sunset Brands, Inc.†

10.5	Escrow Agreement, dated as of November 10, 2005, among the Company, Sunset Brands, Inc., U.S. Mills, Inc. and Continental Stock Transfer & Trust Company, as escrow agent.†
10.6	12% Secured Convertible Debenture in the original principal amount of $5,000,000 issued by Sunset Brands, Inc. to the Company.***
10.7	Warrants to purchase 4,200,000 shares of common stock of Sunset Brands, Inc.***
10.8	Warrants to purchase 2,173,913 shares of common stock of Sunset Brands, Inc.***

10.9	Registration Rights Agreement, dated as of November 10, 2005, between Sunset Brands, Inc. and the Company.†
10.10	Senior Subordinated Note in the original principal amount of $1,000,000, executed by Sunset Brands, Inc. and U.S. Mills, Inc. in favor of the Company.†
10.11	Senior Subordinated Note in the original principal amount of $5,000,000, executed by Sunset Brands, Inc. and U.S. Mills, Inc. in favor of the Company.†
10.12	Security Agreement, dated as of November 10, 2005, among Sunset Brands, Inc., U.S. Mills, Inc. and the Company.†
10.13	Stock Pledge Agreement, dated as of November 10, 2005, between Sunset Brands, Inc. and the Company.†
10.14	Intellectual Property Security Agreement, dated as of November 10, 2005, among Sunset Brands, Inc., U.S. Mills, Inc. and the Company.†
10.15	Master Subordination and Intercreditor Agreement, dated as of November 10, 2005, among CapitalSource Finance LLC, Sunset Brands, Inc., U.S. Mills, Inc. and the Company.†
10.16	Junior Management Fee Subordination Agreement, dated as of November 10, 2005, among Sunset Holdings International, Ltd., Sunset Brands, Inc. and the Company.†
10.17	Junior Security Agreement, dated as of November 10, 2005, among Sunset Brands, Inc., U.S. Mills, Inc. and the Company.†
10.18	Junior Stock Pledge Agreement, dated as of November 10, 2005, between Sunset Brands, Inc. and the Company.†
10.19	Junior Intellectual Property Security Agreement, dated as of November 10, 2005, among Sunset Brands, Inc., U.S. Mills, Inc. and the Company.†
10.20	Junior Subordination and Intercreditor Agreement, dated as of November 10, 2005, among Sunset Brands, inc., U.S. Mills, Inc. and the Company.†

10.21	Assignment of Contract as Collateral Security, dated as of November 10, 2005, between Sunset Holdings International, Ltd. and the Company.†
10.22	Stock Pledge Agreement, dated as of November 10, 2005, between Sunset Holdings International, Ltd. and the Company.†
10.23	Assignment of Loan Documents, dated as of October 23, 2006, by CapitalSource Finance LLC in favor of the Company.††
10.24	Asset Purchase Agreement, dated as of December 21, 2006, between IBF Fund Liquidating LLC and USM Acquisition, LLC.†††

*	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 30, 2004.

**	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 18, 2005.

***	Incorporated by reference from Sunset Brands, Inc.’s Current Report on Form 8-K filed on November 17, 2005.

†	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 31, 2006.

††	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 3, 2007.

†††	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 16, 2007.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBF FUND LIQUIDATING LLC

By:	/s/ Arthur J. Steinberg

Arthur J. Steinberg, as ICA Trustee
Liquidating Agent and Manager
Dated March 31, 2007

EXHIBIT INDEX

Exhibit No.	Description

2.1	First Amended Joint Liquidating Plan of Reorganization with Respect To InterBank Funding Corp., IBF Collateralized Finance Corporation, IBF VI — Secured Lending Corporation and IBF Premier Hotel Group, Inc., declared effective by the United States Bankruptcy Court for the Southern District of New York by order dated August 14, 2003 and declared effective on December 10, 2003*

2.2	IBF Fund Liquidating LLC Operating Agreement, dated September 24, 2003, by and among IBF Fund Liquidating LLC and each person who becomes a Member of the Company pursuant to the Plan*

10.1	Letter Agreement, dated as of February 18, 2005, among IBF Fund Liquidating LLC, Charles T. Verde and Cynthia Davis**

10.2	Asset Purchase Agreement, dated as of February 22, 2005, among IBF Fund Liquidating LLC and IBF V-Alternative Investment Holdings, LLC**

10.3	Amended and Restated Acquisition Agreement and Plan of Merger, dated as of November 10, 2005, among IBF Fund Liquidating LLC, U.S. Mills, Inc., USM Acquisition Sub, Inc. and Sunset Brands, Inc.***

10.4	Investor Rights Agreement, dated as of November 10, 2005, between the Company and Sunset Brands, Inc.†

10.5	Escrow Agreement, dated as of November 10, 2005, among the Company, Sunset Brands, Inc., U.S. Mills, Inc. and Continental Stock Transfer & Trust Company, as escrow agent.†

10.6	12% Secured Convertible Debenture in the original principal amount of $5,000,000 issued by Sunset Brands, Inc. to the Company.***

10.7	Warrants to purchase 4,200,000 shares of common stock of Sunset Brands, Inc.***

10.8	Warrants to purchase 2,173,913 shares of common stock of Sunset Brands, Inc.***

10.9	Registration Rights Agreement, dated as of November 10, 2005, between Sunset Brands, Inc. and the Company.†

10.10	Senior Subordinated Note in the original principal amount of $1,000,000, executed by Sunset Brands, Inc. and U.S. Mills, Inc. in favor of the Company.†

Exhibit No.	Description

10.11	Senior Subordinated Note in the original principal amount of $5,000,000, executed by Sunset Brands, Inc. and U.S. Mills, Inc. in favor of the Company.†

10.12	Security Agreement, dated as of November 10, 2005, among Sunset Brands, Inc., U.S. Mills, Inc. and the Company.†

10.13	Stock Pledge Agreement, dated as of November 10, 2005, between Sunset Brands, Inc. and the Company.†

10.14	Intellectual Property Security Agreement, dated as of November 10, 2005, among Sunset Brands, Inc., U.S. Mills, Inc. and the Company.†

10.15	Master Subordination and Intercreditor Agreement, dated as of November 10, 2005, among CapitalSource Finance LLC, Sunset Brands, Inc., U.S. Mills, Inc. and the Company.†

10.16	Junior Management Fee Subordination Agreement, dated as of November 10, 2005, among Sunset Holdings International, Ltd., Sunset Brands, Inc. and the Company.†

10.17	Junior Security Agreement, dated as of November 10, 2005, among Sunset Brands, Inc., U.S. Mills, Inc. and the Company.†

10.18	Junior Stock Pledge Agreement, dated as of November 10, 2005, between Sunset Brands, Inc. and the Company.†

10.19	Junior Intellectual Property Security Agreement, dated as of November 10, 10025, among Sunset Brands, Inc., U.S. Mills, Inc. and the Company.†

10.20	Junior Subordination and Intercreditor Agreement, dated as of November 10, 2005, among Sunset Brands, inc., U.S. Mills, Inc. and the Company.†

10.21	Assignment of Contract as Collateral Security, dated as of November 10, 2005, between Sunset Holdings International, Ltd. and the Company.†

10.22	Stock Pledge Agreement, dated as of November 10, 2005, between Sunset Holdings International, Ltd. and the Company.†

10.23	Assignment of Loan Documents, dated as of October 23, 2006, by CapitalSource Finance LLC in favor of the Company.††

10.24	Asset Purchase Agreement, dated as of December 21, 2006, between IBF Fund Liquidating LLC and USM Acquisition, LLC.†††

*	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 30, 2004.

**	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 18, 2005.

***	Incorporated by reference from Sunset Brands, Inc.’s Current Report on Form 8-K filed on November 17, 2005.

†	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 31, 2006.

††	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 3, 2007.

†††	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 16, 2007.

ANNEX A
Arthur J. Steinberg (AS 1298)
Heath D. Rosenblat (HR 6430)
Kaye Scholer LLP
425 Park Avenue
New York, NY 10022
212/836-8000 telephone
212/836-7157 facsimile
UNITED STATES DISTRICT COURT
SOUTHERN DISTRICT OF NEW YORK

SECURITIES AND EXCHANGE COMMISSION,	)
)
Plaintiff,	)
)
	)	Case No. 02-CV-5713-JES
vs.	)
)
IBF COLLATERALIZED FINANCE CORP.,	)
IBF-VI SECURED LENDING CORP.,	)
INTERBANK FUNDING CORP., AND	)
SIMON A. HERSHON INDIVIDUALLY,	)
Defendants.	)
FOURTH INTERIM REPORT FOLLOWING EFFECTIVE DATE OF
JOINT LIQUIDATING PLAN WITH RESPECT TO THE DEBTORS
February 21, 2006

     This fourth interim report (“Report”) is submitted on behalf of IBF Liquidating LLC (“IBF LLC”) and IBF Fund Liquidating LLC (“Fund LLC” and, collectively, the “Liquidating LLCs”), pursuant to Section 9.3 of the Joint Liquidating Plan with Respect to the Debtors1 (as amended, “Plan”) and Paragraph 1 of the Bankruptcy Court’s “Post-Confirmation Order and Notice” dated August 28, 2003. This Report is the fourth such update and addresses the period from August 1, 2005 through January 31, 2006 (“Fourth Interim Period”). 2
I.
EXECUTIVE SUMMARY
A. Receipts and Disbursements
     In the Fourth Interim Period, Fund LLC collected roughly $9,487,934 and disbursed roughly $12,656,536, for a net decrease to cash of roughly $3,168,602.
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
A. Prior Distributions by Fund LLC3
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
          b. US Mills
     In November 2005, US Mills was sold to Sunset Brands. The transaction proved to be a complicated one and went through a number of iterations and several rounds of court approval. Closing was in jeopardy for much of the time due to factors beyond Fund LLC’s control – principally, problems with Sunset’s financing and a slowdown in US Mills’ business. When the sale finally closed, Fund LLC received initial cash of roughly $1 million. Fund LLC also received $6 million in subordinated notes and $5 million in convertible debentures with attached warrants, which it continues to hold.

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
G. Global Settlement with Hershon
     The Third Interim Report (p. 19) provides a detailed account of the global settlement with Hershon et al. That settlement closed on July 19, 2005, and Fund LLC recovered $3.2 million (an additional $2.35 million under the Debtors’ two insurance policies maintained with St. Paul Mercury Insurance (“St. Paul”),4 plus $913,000 contributed by Hershon). The global settlement resolved a number of matters, including, (a) the SEC’s charges against Hershon in this enforcement action, (b) the class claims against Hershon in the various class actions consolidated in the District Court for the District of Columbia (“DC District Court”), (c) the Liquidating LLCs’ claims against Hershon, and (d) competing claims by the ICA Trustee and IBF’s former directors and officers against the proceeds of the two insurance policies issued by St. Paul. Fund LLC distributed the additional $3.2 million to investors as part of the fourth distribution in September 2005.

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
     The terms of the acquisition were set forth in an asset purchase agreement (“APA”) signed by AIH and Fund LLC in February 2005. Closing was delayed pending the sale of US Mills, which closed on November 10, 2005. Under the terms of the APA, AIH sold its assets as of closing , principally its equity investments in I&BS, to Fund LLC in exchange for (a) cash of roughly $362,000 (approximately 10.8% of AIH’s total claim), (b) an approximate 1.93% membership interest in Fund LLC (calculated as percentage of total claims held by AIH investors versus total claims held by the Funds’ investors), and (c) the redemption of IBF’s former 23% ownership stake in AIH.

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
FIFTH INTERIM REPORT FOLLOWING EFFECTIVE DATE OF
JOINT LIQUIDATING PLAN WITH RESPECT TO THE DEBTORS
August 30, 2006

     This fifth interim report (“Report”) is submitted on behalf of IBF Liquidating LLC (“IBF LLC”) and IBF Fund Liquidating LLC (“Fund LLC” and, collectively, the “Liquidating LLCs”), pursuant to Section 9.3 of the Joint Liquidating Plan with Respect to the Debtors1 (as amended, “Plan”), and Paragraph 1 of the Bankruptcy Court’s “Post-Confirmation Order and Notice” dated August 28, 2003. This Report addresses the period from February 1, 2006 through July 31, 2006 (“Fifth Interim Period”). 2
I.
EXECUTIVE SUMMARY
A. Receipts and Disbursements
     In the Fifth Interim Period, Fund LLC collected roughly $1,437,435 and disbursed roughly $1,197,415 for a net increase to cash of roughly $240,020.
     Collections in the Fifth Interim Period resulted primarily from (i) the sale of the Fairfield Inn, which closed in August 2006 (after the end of the Fifth Interim Period) and resulted in a recovery of $3.8 million by Fund LLC; (ii) settlement of Fund LLC’s remaining interest in the Tribeca project, which resulted in the recovery of $1 million by Fund LLC (in addition to amounts previously recovered from this asset); (iii) collection of roughly $200,000 on funds escrowed in connection with the sale of Investment & Benefit Services, Inc. n/k/a American Benefit Resources, Inc. (“I&BS”); (iv) recoveries on avoidance claims asserted on Fund LLC’s behalf ($22,000); (v) collections from the two residential mortgage securitization assets

[1]	“Debtors” refers to InterBank Funding Corp. (“IBF”), IBF Collateralized Finance Corp. (“CFC”), IBF VI-Secured Lending Corp. (“SLC”) and IBF Premier Hotel Group, Inc., all debtors in chapter 11 cases pending in the Bankruptcy Court for this District, In re InterBank Funding Corp. et al., No. 02-41590 (BRL) (Jointly Administered). CFC and SLC are referred to collectively throughout this Report as the “Funds.” “ICA Trustee” refers to Arthur Steinberg, in his capacity as trustee of the Funds and their respective subsidiaries under the Investment Company Act of 1940, pursuant to this Court’s appointment on December 5, 2002.

[2]	For a summary of earlier events, reference is made to the four prior interim reports dated July 26, 2004, February 1, 2005, August 5, 2005, and February 21, 2006, respectively. Copies of the prior reports and other important documents are available for printing or downloading at no cost at the Liquidating LLCs’ website, <www.ibffund.com>.

($46,523); (vi) monthly installments due under a settlement with a former borrower, 1970 Asset Management, and its principal, Ed Stein ($62,500); and (vii) settlement of additional claims to recover commissions paid to broker/dealers who raised capital from investors in late Dec. 2001 – early Jan. 2002 ($10,000).
     In the Fourth Interim Period, Fund LLC made two distributions, its fourth and fifth under the Plan, disbursing $10 million. As reported at the time, no significant recoveries were projected for the Fifth Interim Period and so no distribution was made in the Fifth Interim Period. Fund LLC is proposing to make the next distribution, its sixth, in October 2006, as discussed below. To date, Fund LLC has made five (5) distributions under the Plan totaling approximately $45,424,000 – Escrow Claimants (the 286 investors with allowed claims in Classes CFC-3 and SLC-3 under the Plan) have recovered roughly $21,547,000, or 80.4%, and Non-Escrow Claimants (i.e., investors and other creditors with allowed claims in Classes CFC-4, CFC-5, SLC-4, SLC-5 and IBF Hotel-4) have recovered roughly $23,877,000, or 14.2%.
     Looking ahead, there are material investments remaining to be liquidated. Future collections will be derived primarily from (i) the subordinated debt and equity received in connection with the sale of US Mills, (ii) the development or disposition of the failed resort development project on Cat Island in the Bahamas, (iii) the development or disposition of the failed resort development project in San Antonio, Texas; (iv) escrowed funds and the common stock received in connection with the sale of I&BS, (v) the remaining value, if any, of the two securitization assets, (vi) collections from the settlement with a former borrower, 1970 Asset Management, and its principal, Ed Stein; and (vii) the Funds’ limited partnership interest in one remaining hotel, the Hilton Garden in Round Rock, TX.

B.	Proposed Distribution
     Fund LLC is proposing to make the next distribution, its sixth under the Plan, in October 2006, in the total amount of $5,000,000. If approved, $531,356 (1.98%) will be paid to Escrow Claimants and $4,469,644 (2.66%) to Non-Escrow Claimants, bringing their total recoveries to approximately $22,078,507 (82.4%) and $28,357,806 (16.9%), respectively. Fund LLC has completed its efforts collecting on broker/dealer commissions earned during the Escrow period. Therefore, as provided for in the Plan, the proposed payment to the Escrow Claimants includes the net proceeds ($427,300) recovered from the broker/dealer commission settlements.

C.	Procedures for Objecting to Proposed Distribution
     Pursuant to Section 9.3 of the Plan, parties in interest wishing to object to the proposed distribution must file a written objection with the Clerk of this Court and serve the objection on the ICA Trustee and the Liquidating LLCs so as to be received at least five (5) days prior to the date of the proposed distribution. For purposes hereof, the date of the proposed distribution is October 4, 2006, so objections, if any, must be filed and served no later than September 29, 2006. In the absence of any such objections, the Liquidating LLCs will make the distribution in the amount and manner so proposed on or as soon after such date as may be practicable.

II.
PROGRESS REPORT FOR
FIFTH INTERIM PERIOD
A. Prior Distributions by Fund LLC3
     To date, Fund LLC has made five distributions under the Plan, paying out a total of approximately $45,424,000 to investors and the Funds’ other creditors as follows –
     • In December 2003, Fund LLC made its initial distribution, distributing $19,284,162: (a) Escrow Claimants were paid $15,632,103 (58.3%), and (b) Non-Escrow Claimants were paid $3,566,510 (2.2%). Certain investors chose to receive a one time payment (cash-out claim) in lieu of participating in the liquidation process; these payments totaled roughly $12,000. The remaining balance, $72,907, was reserved for (and has since been paid to) members of AIH.
     • In October 2004, Fund LLC made its second distribution, distributing $9,152,153: (a) Escrow Claimants were paid $5,297,466 (19.8%), bringing their total recovery to $20,929,569 (78.1%), and (b) Non-Escrow Claimants were paid $3,777,468 (2.2%), bringing their total recovery to $7,343,978 (4.5%). The remaining balance, $77,220, was reserved for (and has since been paid to) members of AIH.
     • In February 2005, Fund LLC made its third distribution, distributing $7,000,000: (a) Escrow Claimants were paid $254,298 (0.9%), bringing their total recovery to $21,183,867 (79.0%), and (b) Non-Escrow Claimants were paid $6,610,566 (4.0%), bringing their total recovery to $13,954,544 (8.5%). The remaining balance, $135,135, was reserved for (and has since been paid to) members of AIH.
     • In September 2005, Fund LLC made its fourth distribution, distributing $4,000,000: (a) Escrow Claimants were paid $145,314 (0.6%), bringing their total recovery to $21,329,181 (79.6%), and (b) Non-Escrow Claimants were paid $3,777,465 (2.3%), bringing their total recovery to $17,732,009 (10.8%). The remaining balance, $77,221, was reserved for (and has since been paid to) members of AIH.
     • In November 2005, Fund LLC acquired the assets of AIH and made a special distribution of $362,483 solely to AIH members, meant as a “catch-up” payment to account for earlier distributions to the Funds’ investors. Following that payment, AIH members are entitled to share pro rata in distributions to Non-Escrow Claimants.

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

     • In December 2005, Fund LLC made its fifth and most recent distribution, distributing $6,000,000: (a) Escrow Claimants were paid $217,971 (0.8%), bringing their total recovery to $21,547,152 (80.4%), and (b) Non-Escrow Claimants were paid $5,782,029 (3.4%), bringing their total recovery to $23,876,521 (14.2%).
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
     In October 2004, Fund LLC retired the Escrow Note. Subsequent distributions were, and will continue to be, primarily for the benefit of Non-Escrow Claimants, subject to the following –
     • First, Fund LLC is seeking to recover commissions paid to broker/dealers who sold the Funds’ securities to investors in late Dec. 2001 – early Jan. 2002. Under the Plan, any commissions recovered (subject to a cap of $3.79 million) must be distributed, net of expenses, to Escrow Claimants. To date, Fund LLC has recovered total commissions of $652,300, before expenses. No further such recoveries are expected and as described above $427,300 is now being distributed to Escrow Claimants, which represents the amounts recovered net of expenses.
     • Second, as part of their recovery package, Escrow Claimants received “Deficiency Claims” equal to the difference between their initial investments (appx. $26,864,853) and their recoveries from the SEC Escrow (appx. $15.6 million) and Escrow Note (appx. $5.1 million). Under the Plan, Escrow Claimants exchanged their Deficiency Claims for Fund LLC interests, making them a minority owner of Fund LLC. That percentage is now fixed; Escrow Claimants own a 3.63% interest in Fund LLC.
     • Finally, in connection with Fund LLC’s acquisition of the assets of AIH, AIH owns, for the benefit of its members, a 1.93% interest in Fund LLC.

C. Administrative Matters
     1. Tax/Reporting
     The 2005 tax returns were filed and Form K-1’s were mailed in March 2006. Investors are strongly encouraged to consult their personal tax advisors for advice on how this may affect them.
     2. Winddown/Dissolutions
     During the Fifth Interim Period, the ICA Trustee and his advisors completed the necessary dissolution filings for several of the investment vehicles utilized by the Funds. One, IBF Mortgage Holdings, was completed in May 2006. Two others – HIM Portland and Plymouth Venture – are being processed by applicable state authorities. A number of other investment vehicles will need to be dissolved once their assets are liquidated and all pending matters are resolved.
D. Investment Portfolios
     The following is a summary of activities during the Fifth Interim Period concerning the investments remaining in the Funds’ portfolios. Reference is made to Exhibit D of the Preliminary Report of Arthur J. Steinberg, Trustee (“Preliminary Report”), filed herein on February 18, 2003, for a more thorough description of the Funds’ portfolio investments.
     1. Platform Companies
          a. I&BS/ABR
     The sale of I&BS closed in November 2005. National Investment Managers, Inc. (“NIM”) acquired I&BS for $8,000,000 cash (subject to certain adjustments), plus $1 million in restricted shares of common stock of NIM, plus NIM assumed all or substantially all of I&BS’s liabilities. Fund LLC received initial cash of $7,458,665 at closing and, during the Period, an additional $200,000 of funds escrowed as part of the sale agreement. These recoveries exceeded the Plan’s projections. The ICA Trustee and his advisors are continuing to monitor matters respecting escrowed funds relating to the NIM’s assumption of liabilities and the value of the

NIM common stock but, at this time, it is unclear if these will result in any additional recovery by Fund LLC.
          b. US Mills
     The sale of US Mills closed in November 2005. Reference is made to the Fourth Interim Report (pp. 7-9) for an account of the multiple phases of negotiations required to get to closing. Ultimately, in connection with the sale, Fund LLC received (i) $1,003,349 in cash, plus (ii) a subordinated note issued by the buyer, Sunset Brands, and US Mills for $1 million, plus (iii) a subordinated note issued by Sunset and US Mills for $5 million, plus (iv) a 12% secured convertible debenture issued by Sunset in the amount of $5 million, plus (v) $3 million in preferred shares of US Mills.
     The two subordinated notes mature three years from closing (i.e., Nov. 2008). Fund LLC’s $1 million note is accruing interest at the same rate as a working capital facility Sunset obtained from a third-party lender, CapitalSource Finance LLC (“CapSource”). Fund LLC’s $5 million note is accruing interest at 12%, with interest accruing or “paid in kind” for the first year and thereafter Sunset and US Mills can elect to pay up to 50% of interest payable on each payment date as paid in kind with the remaining interest being paid in cash on a monthly basis (i.e., beginning in December 2006).
     As security for the two notes, Fund LLC received junior liens in substantially all of the assets of US Mills and Sunset. The notes are contractually subordinate to CapSource’s debt, which has a term and a revolver component and has a current balance of approximately $4.6 million. Fund LLC was also given certain rights to “put” portions of its debt to Sunset’s CEO, Sunset’s parent, and a third party, Chadmoore Wireless Group Inc., as early as November 2006. Those put rights are subject to the terms and conditions of the applicable agreements providing for such put rights; Fund LLC’s enforcement rights are generally restricted as well under the applicable agreements.
     From an operational standpoint, the new venture is struggling. US Mills has violated certain of its financial covenants and is in default under CapSource’s and Fund LLC’s respective debt. Sunset is trying to restructure US Mills’ balance sheet and is seeking equity investors to provide additional capital. For several months, Sunset has said it is preparing to do a PIPE (Private Investment in Public Equity) offering to raise capital but a number of self-imposed deadlines have passed and Sunset has demonstrated little or no progress toward such offering. In June 2006, Sunset signed a forbearance agreement with CapSource to buy time to try and raise additional money. CapSource’s forbearance expires by its terms at the end of August 2006.
     Sunset and the ICA Trustee have discussed how Fund LLC’s debt and equity might be treated as part of a proposed restructuring but those discussions were preliminary in nature and are premised upon, among other things, Sunset raising the additional capital that, so far, it has been unable to find. By virtue of the subordination and intercreditor agreement with CapSource, Fund LLC is restricted in its abilities to enforce its remedies and so, for now, the ICA Trustee and his advisors are monitoring the situation. Based upon Fund LLC’s collateral package, which includes among other things the various third party pledges, it is still anticipated that the remaining investments in US Mills will be a source of additional recovery for Fund LLC, albeit not for the full amount.
          c. Capstone Capital LLC
     There is nothing new to report. Capstone was in the business of providing financial support to companies by purchasing pre-sold inventory and, upon shipment, reselling to the client’s factors. Fund LLC is owed principal of $5,300,000, secured by a lien against Capstone’s assets that is immediately junior to a first mortgage in favor of Northfork Bank, which has a balance owing of approximately $800,000. The ICA Trustee is continuing to monitor Capstone’s collection efforts but all indications are that this will not be a material source of recovery for Fund LLC.
     2. Operating Hotels
          a. Hilton Garden Inn
     There is nothing significant to report regarding the Hilton Garden Inn, a 122-room hotel in Round Rock, Texas (near the headquarters of Dell Computers). The hotel is owned by Chisholm Partners, Ltd. (“Chisholm”) and is subject to a first lien of $6.3 million held by Union Bank & Trust Co. Fund LLC owns only a limited partnership interest (75%) in Chisholm. In June 2006, the ICA Trustee met with the general partner to discuss exit scenarios for the Hilton Garden Inn and a related property, the Fairfield Inn (discussed below). The general partner is seeking a buyer for the Hilton Garden Inn but so far, progress has been slow. The hotel’s revenues appear to be improving but it is unclear what kind of market there is for the hotel and so, for now, it is unclear what if anything will be recovered on Fund LLC’s behalf.
          b. Fairfield Inn
     The Fairfield Inn (Marriott) is a 144-room hotel in Vinings, Georgia (near the headquarters of Home Depot). Fund LLC owns a limited partnership interest (90%) in the owner, Vinings Partners LP (“Vinings”). As noted, the ICA Trustee met with the general partner in June 2006 to discuss exit strategies for the Hilton Garden Inn and Fairfield Inn. On August 4, 2006, Vinings sold the Fairfield Inn. The net proceeds were used to retire the first mortgage of $5.6 million held by Union Bank & Trust Co. On account of its limited partnership interest, Fund LLC recovered $3.8 million, far in excess of the Plan’s projected recovery of $100,000.

          c. Comfort Inn
     The Comfort Inn was sold in 2005. After the sale closed, the management company received a notice of assessment of additional sales and use tax from the Florida Department of Revenue, claiming additional taxes owed in excess of $100,000. The ICA Trustee is working with the management company, which filed an appeal with the Florida Department and disputes all or a portion of the additional assessment. At this stage, it is unclear whether Fund LLC or the management company may be required to fund any portion of the additional assessment.
     3. Development Properties
          a. Tribeca
     As previously reported, by virtue of settlements negotiated with the owners of the primary parcel and an adjacent parcel in 2003 and 2004, respectively, Fund LLC recovered $478,000 plus a residual interest in any future development of a hotel at that location.
     In May 2006, The ICA Trustee met with the owner of the primary parcel to tour the site and discuss exit scenarios. These discussions culminated in an agreement to amend the prior settlement agreement to allow for an immediate liquidation of Fund LLC’s interest. Under the terms of the revised deal, which was approved by the Bankruptcy Court in June 2006, Fund LLC exchanged its residual interest for $1 million in cash.

          b. SAHR
     This is a hotel development project in San Antonio, Texas, part of a 2,855-acre mixed-use development centered around a proposed new world-class golf course. Fund LLC owns (through a wholly-owned subsidiary, SAHR, LLC) 24% of a limited partnership, CCRHD, that owns a 30-acre parcel originally intended for use as the site of the hotel. As the project has evolved the plans have changed and the parcel is now slated for use as part of the proposed golf course and driving range. The master project is being developed by Lumberman’s (n/k/a Forestar), which controls the remaining 76% of CCRHD, and there is an initial agreement in place to construct a Marriott hotel. However, progress is slow and, due to various factors outside of Fund LLC’s control (e.g., negotiations over water rights and other sensitive environmental issues, a non-annexation agreement negotiated with the local municipality, etc.), Lumberman’s and Marriott do not anticipate closing on the development agreement until 2007.
     In the Fifth Interim Period, the ICA Trustee initiated discussions with Lumberman’s and, more recently, Marriott, concerning possible exit strategies for Fund LLC. Those discussions culminated in an offer from Lumberman’s to acquire Fund LLC’s 24% limited partnership interest in the partnership, CCRHD, that owns the 30-acre parcel. The ICA Trustee is evaluating the proposal and completing due diligence concerning the development. If the parties agree on terms, the ICA Trustee plans to seek approval of the Bankruptcy Court and close in 30-60 days.
          c. Anguilla
     Reference is made to the Fourth Interim Report (pp. 11-14) for a detailed account of the background relating to the development and litigation concerning the Funds’ involvement in a failed resort development project on 1,407 acres on Anguilla Beach, Cat Island, Bahamas.

               1) Sale Efforts
     In the Fifth Interim Period, the ICA Trustee initiated discussions with the owner of the property, Ervin Knowles, and Knowles’ advisors to explore development or sale opportunities. The owner expressed a willingness to cooperate with the ICA Trustee but nothing concrete followed and recent efforts to contact the owner have gone unanswered. The ICA Trustee is hopeful that the dialogue will continue but is simultaneously considering other alternatives.
     In May 2006, the ICA Trustee and his advisors met with several brokers to discuss exit scenarios. The discussions continued for several months while the ICA Trustee engaged in discussions with the owner and finally, in July 2006, Fund LLC hired CB Richard Ellis (“CBRE”). CBRE is conducting a targeted search for a purchaser for Fund LLC’s second mortgage. That process should run its course over the next few months, after which Fund LLC should have a good idea of the value of its debt. If the bids are not acceptable, the ICA Trustee will then look at other alternatives.
               2) Pending Litigation
     On the litigation front, there is nothing significant to report. In March 2006, there was a settlement conference in the malpractice case against IBF’s former counsel, Thomas Evans, pending in the Commonwealth of the Bahamas. Evans expressed little interest in settling the matter and so the case was docketed for a pretrial conference. The pretrial conference was scheduled for April 2006 and later continued due to the retirement of the mediation judge. The parties are waiting for a new date and were recently told the matter may not be heard until 2007. The ICA Trustee is pressing the issue with local counsel but progress continues to be slow.

     4. Securitization Assets
     There is nothing significant to report. These assets were some of the best performers in the Funds’ portfolios but the recoveries are mostly finished and all that remains are the “long-tail” recoveries under these securities. Monthly collections have dropped close to zero, as projected, and are not expected to ramp up for several years. Fund LLC’s advisor, the Berkshire Group, is soliciting bids for these residual interests but the process is slow going. Berkshire initially sought bids from the two deal sponsors, CSFB and Lehman Brothers, but their interest appears tempered by the fact that most of the significant recoveries are completed. Berkshire recently expanded its target list to other possible buyers and is trying to develop interest.
E. Claims Objections
     All claims objections have been resolved.
F. Litigation
     1. Stein/1970 Asset Mgt
     Fund LLC continues to collect on the settlement signed in 2004 with a former borrower, 1970 Asset Management, and its principal, Ed Stein. The settlement calls for monthly installment payments of $12,500 per month. In the Fifth Interim Period, Fund LLC collected an additional $62,500, bringing its total recovery to $488,000. Stein is two months in arrears ($25,000), but advised recently that these payments will be made up in the near term. The settlement calls for monthly installment payments of $12,500 through December 2008.
     2. Avoidance Claims
     Fund LLC originally filed 19 adversary proceedings to recover preferential or fraudulent transfers and entered into tolling agreements with another 31 potential defendants. At the beginning of the Fifth Interim Period only four of these matters were still open – two were in litigation and two were subject to tolling agreements. The two litigation matters are now settled and Fund LLC recovered an additional $22,000. The two tolled matters have also been resolved. In the first, Fund LLC recovered $10,000 and is owed another $10,000 in October 2006. In the second, the ICA Trustee determined that the defendant, a defunct broker, has no assets to pursue and took a confession of judgment, entered by the Bankruptcy Court on August 6, 2006.
     In addition, Fund LLC is holding six default judgments from a prior period. In the Fifth Interim Period, Fund LLC conducted limited post-judgment discovery. Those efforts did not result in any recoveries and the ICA Trustee believes that no further investment is warranted.
     As a final accounting matter, Fund LLC collected an additional $32,000 from the settlement of avoidance claims in the Fifth Interim Period. Of that amount, $10,000 was collected from broker/dealers and is payable, net of expenses, to Escrow Claimants under the Plan. That makes the total broker/dealer commissions recovered, prior to expenses, $652,300.
     3. Outstanding Judgements
     Fund LLC inherited several judgments from the Funds that are still outstanding – specifically, a $1.65 million judgment against Entertainment & Mortgage Corp. and Bruce Friedman, and a $950,000 judgment against Walter J. Kassuba. Efforts to collect those judgments are on-going.
     In the Fifth Interim Period, the ICA Trustee conducted certain post-judgment discovery with respect the judgment against Kassuba, which included taking his examination and reviewing various materials produced by him to support a claim of financial hardship. The ICA Trustee has also engaged in discussions with counsel to Bruce Friedman about a possible settlement of his exposure and is requesting information to substantiate his hardship claim.
     Both matters are the subject of continuing investigation but it is suffice to say that, in both instances the judgment debtor has asserted financial hardship which, if accurate, would likely mean these judgments will not be a material source of recovery for Fund LLC.

G. Global Settlement with Hershon
     The Third Interim Report (p. 19) provided an in-depth account of the global settlement with Hershon et al. The Forth Interim Report set forth that, prior to the global settlement with Hershon, the District Court in Washington, DC, dismissed securities claims asserted by a proposed class of investors against, among others, Radin Glass & Co. (the Funds’ former accountants) and CIBC World Markets Corp. (a broker of the Funds’ securities). Following the global settlement with Hershon, the DC Court of Appeals vacated in part and remanded in part the dismissals of Radin Glass and CIBC. Those matters are still pending in the DC District Court. The ICA Trustee is not involved in that litigation and its outcome is not expected to have any impact on the global settlement negotiated with Hershon. If, however, the litigation is renewed and ultimately successful or settled in the class’ favor, it could result in an additional dividend payable to the Funds’ investors. At this stage, it appears there are significant hurdles for the litigation to continue but the ICA Trustee will monitor the case for new developments.

III.
FINANCIAL CONDITION
OF LIQUIDATING LLCS
     Unaudited balance sheets and statements of operations summarizing the Liquidating LLCs’ financial condition as of July 31, 2006, are attached hereto as Exhibit A.4

Dated:	New York, New York August 30, 2006

IBF Liquidating LLC and
IBF Fund Liquidating LLC

By:

Arthur J. Steinberg, ICA Trustee, as
Manager and Liquidating Agent

Counsel to the ICA Trustee:

Arthur J. Steinberg (AS 1298)
Heath D. Rosenblat (HR 6430)
Kaye Scholer LLP
425 Park Avenue
New York, NY 10022
212/836-8000 telephone
212/836-7157 facsimile

[4]	The amounts used on the balance sheet attached hereto reflect values assigned at Fund LLC’s inception and do not reflect current market value. Further, the amounts included in Exhibit A are for purposes of this Report only, and should not be used for tax accounting purposes.

EXHIBIT A

IBF Fund Liquidating, LLC
Balance Sheet
For the period ending July 31, 2006
(Unaudited)

ASSETS
Cash		5,272,674

Investments
Investment in Operating Businesses	8,122,247
Investment in Operating Hotels	155,000
Investment in Real Estate Development Properties	5,318,001
Investment in Securitization Assets	74,989

Total Investments		13,670,237

Miscellaneous Assets		493,603

Total Assets			19,436,514

LIABILITIES
Current Liabilities
Accounts Payable	166,515
Accrued Expenses-Professional Fees	100,000

Total Current Liabilities		266,515

Equity
Member Interest in LLC	25,044,782
Net Income	(5,874,783)

Total Equity		19,169,999

Total Liabilities and Equity			19,436,514

The amounts used on this balance sheet reflect values assigned at Fund LLC’s inception and do not reflect current market value. Further, the amounts included are for purposes of this Report only, and should not be used for tax accounting purposes.

ANNEX C
Arthur J. Steinberg (AS 1298)
Heath D. Rosenblat (HR 6430)
Kaye Scholer LLP
425 Park Avenue
New York, NY 10022
212/836-8000 telephone
212/836-7157 facsimile
UNITED STATES DISTRICT COURT
SOUTHERN DISTRICT OF NEW YORK

SECURITIES AND EXCHANGE COMMISSION,	)
)
Plaintiff,	)
)
vs.	)	Case No. 02-CV-5713-JES
)
IBF COLLATERALIZED FINANCE CORP.,	)
IBF-VI SECURED LENDING CORP.,	)
INTERBANK FUNDING CORP., AND	)
SIMON A. HERSHON,	)
)
Defendants.	)
SIXTH INTERIM REPORT FOLLOWING EFFECTIVE DATE OF
JOINT LIQUIDATING PLAN WITH RESPECT TO THE DEBTORS
March 30, 2007

     This sixth interim report (“Report”) is submitted on behalf of IBF Liquidating LLC (“IBF LLC”) and IBF Fund Liquidating LLC (“Fund LLC” and, collectively, “Liquidating LLCs”), pursuant to Section 9.3 of the Joint Liquidating Plan with Respect to the Debtors1 (as amended, “Plan”), and the Bankruptcy Court’s “Post-Confirmation Order and Notice” dated August 28, 2003. This Report addresses the period from August 1, 2006 through February 28, 2007 (“Sixth Interim Period”). 2
I.
EXECUTIVE SUMMARY
A. Receipts and Disbursements
     In the Sixth Interim Period, Fund LLC collected approximately $13,641,990 and disbursed approximately $9,510,887, for a net increase to cash of approximately $4,131,103.
     Collections in the Sixth Interim Period resulted primarily from (i) the foreclosure of the assets of U.S. Mills Inc. (“US Mills”), from which Fund LLC recovered $7,880,950; (ii) the sale of Fund LLC’s interest in the San Antonio hotel development project in November 2006, which resulted in the recovery of $700,000; (iii) Fund LLC’s recovery of $759,210 from an escrow established in connection with the sale of Investment & Benefit Services, Inc. n/k/a American Benefit Resources, Inc. (“I&BS”); (iv) the sale of the Hilton Garden Inn just after the close of the Sixth Interim Period, from which Fund LLC recovered $2,388,750; (v) the sale of the Fairfield

[1]	“Debtors” refers to InterBank Funding Corp. (“IBF”), IBF Collateralized Finance Corp. (“CFC”), IBF VI-Secured Lending Corp. (“SLC”) and IBF Premier Hotel Group, Inc., all debtors in chapter 11 cases pending in the Bankruptcy Court for this District, In re InterBank Funding Corp. et al., No. 02-41590 (BRL) (Jointly Administered). CFC and SLC are referred to collectively throughout this Report as the “Funds.” “ICA Trustee” refers to Arthur Steinberg, in his capacity as trustee of the Funds and their respective subsidiaries under the Investment Company Act of 1940, pursuant to this Court’s appointment on December 5, 2002.

[2]	For a summary of earlier events, reference is made to the five prior interim reports dated July 26, 2004, February 1, 2005, August 5, 2005, February 21, 2006, and August 30, 2006, respectively. Copies of the reports and other important documents are available for printing or downloading at no cost at <www.ibffund.com>.

Inn, from which Fund LLC recovered $3.8 million; and (vi) litigation and other miscellaneous collections of approximately $294,816.
     Future collections are expected primarily from (i) recently-filed litigation regarding defaulted seller financing provided by Fund LLC in connection with the original sale of US Mills, (ii) a $1 million escrow established in connection with the second sale of US Mills as a reserve against any post-closing obligations; (iii) the disposition or development of the resort project on Cat Island, Bahamas; and (iv) the restricted stock received in connection with the sale of I&BS, which can be “put to” a third-party fund any time starting in December 2007.
B. Proposed Distribution
     Fund LLC is proposing to make the next distribution, its seventh under the Plan, in April 2007, in the total amount of $8,000,000. If approved, $271,212 (1.01%) will be paid to Escrow Claimants3 and $7,728,788 (4.61%) to Non-Escrow Claimants, bringing their total recoveries to approximately $22,349,719 (83.36%) and $36,073,952 (21.53%), respectively.
C. Procedures for Objecting to Proposed Distribution
     Pursuant to Section 9.3 of the Plan, objections, if any, to the proposed distribution must be filed with the Clerk of the Court and served on the ICA Trustee and the Liquidating LLCs so as to be received on or before April 20, 2007. In the absence of any such objections, Fund LLC will make the proposed distribution on or as soon after such date as may be practicable.

[3]	Capitalized terms used but not defined herein shall have the meanings ascribed in the Plan.

II.
PROGRESS REPORT FOR
SIXTH INTERIM PERIOD
A. Prior Distributions by Fund LLC4
     To date, Fund LLC has made six distributions under the Plan, paying out a total of approximately $50,798,138 to investors and the Funds’ other creditors as follows –
     • In December 2003, Fund LLC distributed $19,283,520: (a) Escrow Claimants were paid $15,632,103 (58.3%), and (b) Non-Escrow Claimants were paid $3,566,510 (2.2%). Some investors chose a one time “cash-out” payment in lieu of participating in the liquidation; these payments totaled roughly $12,000. The balance, $72,907, was reserved for (and has since been paid to) members of AIH.
     • In October 2004, Fund LLC distributed $9,152,135: (a) Escrow Claimants were paid $5,297,466 (19.8%), for a total of $20,929,569 (78.1%), and (b) Non-Escrow Claimants were paid $3,777,468 (2.2%), for a total of $7,343,978 (4.5%). The balance, $77,220, was reserved for (and has since been paid to) members of AIH.
     • In February 2005, Fund LLC distributed $7,000,000: (a) Escrow Claimants were paid $254,298 (0.9%), for a total of $21,183,867 (79.0%), and (b) Non-Escrow Claimants were paid $6,610,566 (4.0%), for a total of $13,954,544 (8.5%). The balance, $135,135, was reserved for (and has since been paid to) members of AIH.
     • In September 2005, Fund LLC distributed $4,000,000: (a) Escrow Claimants were paid $145,314 (0.6%), for a total of $21,329,181 (79.6%), and (b) Non-Escrow Claimants were paid $3,777,465 (2.3%), for a total of $17,732,009 (10.8%). The balance, $77,221, was reserved for (and has since been paid to) members of AIH.
     • In November 2005, Fund LLC acquired the assets of AIH and made a special distribution of $362,483 solely to AIH members, meant as a “catch-up” payment to account for earlier distributions to the Funds’ investors. Following that payment, AIH members are entitled to share pro rata in distributions to Non-Escrow Claimants.
     • In December 2005, Fund LLC distributed $6,000,000: (a) Escrow Claimants were paid $217,971 (0.8%), for a total of $21,547,152 (80.4%), and (b) Non-Escrow Claimants were paid $5,782,029 (3.4%), for a total of $23,876,521 (14.2%).
     • In October 2006, Fund LLC made its sixth and most recent distribution, distributing $5,000,000: (a) Escrow Claimants were paid $531,356 (1.98%) (mostly collections relating to the broker/dealer settlement amounts, net of legal expenses – there will be no further amounts distributed on account of broker/dealer settlements), bringing

[4]	IBF LLC has no material assets and has made no distributions to IBF’s creditors; nor does it appear that IBF LLC will recover any assets which could be distributed. Further, the Plan requires that, before making any distributions to IBF’s creditors, IBF LLC first repay amounts advanced by the Funds during the chapter 11 cases to pay IBF’s share of administrative expenses. IBF LLC is not expected to make any distributions. Fund LLC is paying IBF LLC’s administrative costs but the work required is minimal and the cost is not material.

their total recovery to $22,078,507 (82.4%), and (b) Non-Escrow Claimants were paid $4,468,644 (2.66%), bringing their total recovery to $28,357,806 (16.9%).
B. Future Distributions
     Future distributions will be primarily for the benefit of Non-Escrow Claimants, subject to the following: (a) on account of their “Deficiency Claims” (i.e., the difference between Escrow Claimants’ initial investments (appx. $26,864,853) and their recoveries from the SEC Escrow (appx. $15.6 million) and Escrow Note (appx. $5.1 million)), Escrow Claimants own 3.63% of Fund LLC; and (b) AIH owns, for the benefit of its members, 1.93% of Fund LLC.
C. Administrative Matters
     1. Tax/Reporting
     Fund LLC expects to complete its 2006 tax return shortly, and schedule K-1’s should be mailed to investors by the last week of March 2007. Investors are strongly encouraged to consult their personal tax advisors upon receipt of their K-1 for advice on how this may affect them.
     2. Winddown/Dissolutions
     No investment vehicles were dissolved in the Sixth Interim Period.
D. Investment Portfolios
     The following is a summary of activities during the Sixth Interim Period concerning the investments remaining in the Funds’ portfolios. Reference is made to Exhibit D of the Preliminary Report of Arthur J. Steinberg, Trustee (“Preliminary Report”), filed herein on February 18, 2003, for a more thorough description of the Funds’ portfolio investments.

     1. Platform Companies
          a. I&BS/ABR
     In November 2005, I&BS was sold to National Investment Managers, Inc. (“NIM”). Fund LLC received cash of $7,458,665, plus $1 million in restricted shares of common stock of NIM, plus NIM assumed all or substantially all of I&BS’s liabilities. In the Fifth Interim Period, Fund LLC received an additional $200,000 as a result of a post-closing price adjustment. In December 2006, a post-closing escrow expired by its terms and the balance of $759,210 was released to Fund LLC. Fund LLC’s sole interest remaining from the sale is the restricted stock of NIM.
     In connection with the sale, two funds, Duncan Capital Group LLC and DCI Master LDC, acquired options to purchase shares of NIM stock in exchange for their agreement to enter into a put agreement with Fund LLC. The put agreement provides that Fund LLC can require the two funds to purchase its NIM stock for $1 million at any time in the 12-month period starting in December 2007. It appears that the stock will be a material source of recovery for Fund LLC.
          b. US Mills
               (i) Original Sale of Fund LLC to Sunset
     In November 2005, Fund LLC sold US Mills to Sunset Brands, Inc. (“Sunset”) in a transaction approved by the Bankruptcy Court. The sale netted roughly $6 million; most of the sale proceeds went to retire matured senior debt and roughly $1 million was paid to Fund LLC. Fund LLC also provided $11 million of seller financing, in exchange for which it received (i) a $1 million note from Sunset and US Mills, (ii) a $5 million note from Sunset and US Mills, (iii) a secured debenture from Sunset convertible into Sunset stock, and (iv) preferred stock of US Mills.

     As security for its seller financing, Fund LLC received liens against substantially all of the assets of US Mills and Sunset. The liens against US Mills were contractually subordinate to a senior revolving loan and term loan from CapitalSource Finance LLC (“CapitalSource”). Sunset also arranged for certain affiliates – its principal, Todd Sanders (“Sanders”), Sunset Holdings International Ltd. (“Holdings”) and Chadmoore Wireless Group, Inc. (with its successors and assigns, “Chadmoore”) – to provide financial accommodations in favor of Fund LLC, principally as additional collateral for the lowest tranche of debt, i.e., the debenture.
               (ii) Exercise of Remedies by Fund LLC
     By January 2006, CapitalSource’s and Fund LLC’s loans were in default. In September 2006, Sunset signed a letter of intent to sell US Mills to a private equity firm, Susquehanna, for $9 million. The offer would have paid the CapitalSource debt in full and roughly half of Fund LLC’s debt. Sunset subsequently informed Fund LLC that it would proceed with the sale only if Fund LLC waived its rights to enforce the financial accommodations supporting its remaining debt, and that otherwise, it would strongly consider putting US Mills into bankruptcy. Faced with the prospects of either giving up the financial accommodations or watching the value of its collateral (i.e., US Mills’ assets) erode in bankruptcy, Fund LLC took steps to protect itself.
     On October 23, 2006, Fund LLC filed an emergency motion with the Bankruptcy Court for authority to (a) purchase CapitalSource’s senior debt, as a means to avoid certain intercreditor issues, and (b) exercise its rights under a stock pledge to replace US Mills’ board and avert the threat of a bankruptcy. The Bankruptcy Court granted such relief and, that same day, Fund LLC acquired CapitalSource’s debt for $3.3 million and replaced US Mills’ board.
     Also on October 23, 2006, Fund LLC filed a complaint in the Bankruptcy Court against Sunset, Sanders, Holdings and Chadmoore, seeking injunctive relief prohibiting them from interfering with the sale of US Mills or any other exercise of remedies by Fund LLC. The Bankruptcy Court granted such relief, issuing an ex-parte temporary restraining order on October 23, 2006 and, following a hearing, a preliminary injunction on October 30, 2006.
               (iii) Sale of US Mills to Susquehanna
     Fund LLC reopened discussions with Susquehanna and, in December 2006, the parties signed an Asset Purchase Agreement (as amended, the “Agreement”). Susquehanna agreed to purchase US Mills for $9 million, subject to certain adjustments. The transaction was structured as a sale of collateral by Fund LLC, as secured party, pursuant to Article 9 of the NY-UCC.
     On December 22, 2006, Fund LLC filed a motion with the Bankruptcy Court seeking approval of the Agreement. The sale was approved by the Bankruptcy Court by order dated January 16, 2007, and closed on February 7, 2007. The Bankruptcy Court authorized the distribution of the proceeds, net of transaction-related costs, to Fund LLC, to be applied against its debt in order of priority. Fund LLC netted cash of roughly $7.8 million, which paid in full the debt acquired from CapitalSource, the $1 million note, and part of the $5 million note. No payment was made in respect of the lowest tranche of debt, the debenture from Sunset.
     Fund LLC is still owed debt in excess of $9 million, which it is seeking to recover by enforcing the various financial accommodations. In January 2006, Fund LLC filed two lawsuits in the Bankruptcy Court, the first against Sunset, Holdings and Sanders and the second against Chadmoore and its controlling persons, Robert Moore and Stephen Radusch. In the first lawsuit, the defendants all claim financial hardship and failed to respond prior to the return date. Fund LLC intends to take a default judgment against these defendants, and attempt to enter the judgment. In the second lawsuit, there is a hearing scheduled on Fund LLC’s request for a preliminary injunction on April 23, 2006. Moore and Radusch have filed motions to dismiss and objections to the requested preliminary injunction and Fund LLC is preparing the appropriate responses. Chadmoore is in discussion with Fund LLC regarding how to resolve the specific issues with respect to each other.
               (iv) The Chadmoore Put
     Of the financial accommodations arranged for Fund LLC by Sunset, one merits special mention, the “Chadmoore Put,” because it is the product of an apparent fraud on Fund LLC.
     Shortly before closing of the initial sale of US Mills, Sunset’s equity sponsor withdrew, leaving the transaction in jeopardy. To preserve the sale, Fund LLC was required to provide an additional $5 million of seller financing to Sunset, in exchange for which it received the debenture.
     In order to induce Fund LLC to increase its financing, and consummate the sale, Sunset arranged for its insiders – Sanders, Holdings and Chadmoore – to provide their respective financial accommodations as additional collateral for the debenture. Of note, Sunset introduced Fund LLC to Chadmoore and arranged for Chadmoore to provide a put agreement, the Chadmoore Put, in Fund LLC’s favor. In effect, Chadmoore obligated itself to purchase $2.5 million of the debenture from Fund LLC on November 10, 2006, if the debenture was unpaid as of such date.
     In connection with the Chadmoore Put, and unbeknownst to the ICA Trustee at the time, Chadmoore received secured guarantees from Sanders and Holdings. Moore and Radusch, were also promised, on behalf of themselves or Chadmoore, warrants to purchase six million shares of Sunset stock at of one cent per share.
     In late August/early October 2006, Fund LLC was approached by Moore, acting on Chadmoore’s behalf as its President and CEO, regarding the Chadmoore Put. Chadmoore is in liquidation and is being dissolved pursuant to Colorado law in a proceeding that began in 2002. At all relevant times, Moore and Radusch were the trustees administering the liquidation.
     On October 16, 2006, in the midst of discussions with Fund LLC, Chadmoore made a distribution to shareholders of over $12 million, with no advance notice to Fund LLC. In a subsequent securities filing, Chadmoore advised that Moore and Radusch had resigned from their positions, that the Chadmoore Board had no knowledge of the Chadmoore Put prior to Fund LLC’s demand, and that the $12 million distribution left Chadmoore with assets sufficient to make a final shareholder distribution of $1.4 million, following which its liquidation would be complete. The Chadmoore Put matured by its terms a few weeks later, on November 6, 2006.
     In the lawsuit, Fund LLC is seeking to compel Chadmoore to purchase $2.5 million of the debenture. To the extent that it is determined that the Chadmoore Put was not properly authorized, Fund LLC was defrauded and seeks to hold Moore and Radusch accountable. Fund LLC also seeks to recover that portion of the $12 million shareholder distribution in October 2006 paid to Moore, Radusch or their affiliates under a fraudulent transfer or illegal dividend theory.
     It is unclear the extent to which a judgment entered in either lawsuit may be recoverable; consequently, it is unclear whether either will be a material source of recovery for Fund LLC.
          c. Capstone Capital LLC
     There is no new progress to report; Fund LLC is continuing to monitor Capstone’s collection efforts but all indications are that this will not be a material source of recovery.
     2. Operating Hotels
          a. Hilton Garden Inn
     In March 2007, the owner, Chisholm Partners, Ltd., sold the Hilton Garden Inn, a 122-room hotel in Round Rock, Texas, near the headquarters of Dell Computers. Fund LLC recovered roughly $2.3 million on account of its 75% limited partnership interest in Chisholm Partners, Ltd., plus certain accrued management fees. The general partner retained $300,000 as a reserve against taxes and other liabilities, and Fund LLC has a residual interest in that reserve. Fund LLC’s recovery from the hotel is far in excess of the Plan’s projection of $100,000.
          b. Fairfield Inn
     On August 6, 2006, the owner, Vinings Partners LP, closed the sale of the Fairfield Inn (Marriott), a 144-room hotel in Vinings, Georgia, near the headquarters of Home Depot. Fund LLC recovered $3.8 million on account of its 98% limited partnership interest in Vinings Partners LP. That recovery far exceeded the Plan’s projected recovery of $100,000.
          c. Comfort Inn
     The Comfort Inn was sold in 2005. In 2006, the management company received a notice of assessment of additional sales and use tax from the Florida Department of Revenue, claiming a balance owing in excess of $100,000. The management company disputes all or most of the assessment and filed an appeal, which is pending. Fund LLC’s liability, if any, is unknown.
     3. Development Properties
          a. SAHR
     In the Fifth Interim Period, the ICA Trustee initiated discussions with Lumberman’s (n/k/a Forestar), the developer of a mixed-used development project in San Antonio, Texas, that included plans to build a Marriott resort hotel. Fund LLC owned (through a wholly-owned subsidiary, SAHR, LLC) 24% of a limited partnership, CCRHD, which in turn owned a 30-acre parcel originally intended as the site of the hotel. Due to changes in the master plans, it could be years before any realization by Fund LLC, and there was considerable risk in the project. Fund LLC initiated discussions with Lumberman’s and Marriott about monetizing its interest and, on

November 9, 2006, sold its stake to Lumberman’s for $700,000 in a transaction approved by the Bankruptcy Court. The sale closed and Fund LLC has no further stake in the project.
        b. Anguilla
     Reference is made to the prior interim reports for a detailed account of the background relating to the development and litigation concerning the Funds’ involvement in a failed resort development project on 1,407 acres known as “Anguilla Beach” on Cat Island, Bahamas.
               1) Sale Efforts
     In the Sixth Interim Period, Fund LLC completed an auction for the sale of its second-lien loan, which process was managed by its broker, CB Richard Ellis (“CBRE”). In November 2006, solicitation materials were delivered to 70 pre-qualified investors active in the island resort development sector. In December 2006, the marketing effort was expanded to potential distressed investors, including real estate development funds and private equity groups.
     Proposed bid letters and a form purchase and sale agreement were circulated in January 2007. From this process, Fund LLC identified three prospects and, following further discussions, entered into further negotiations with the lead bidder (“Purchaser”). The parties have exchanged drafts of a purchase and sale agreement and are negotiating its terms. The Purchaser is also performing due diligence and being advised on matters of Bahamian law.
     Assuming that the parties are able to agree on terms, the sale will be subject to, among other things, (a) approval by the Bankruptcy Court and (b) government approval of the loan sale in the Bahamas, which local counsel advises would ordinarily take 3 to 6 months.
               2) Evans Litigation
     On the litigation front, there is nothing significant to report. The purchase and sale agreement being negotiated with the Purchaser contemplates an assignment of Fund LLC’s rights in its malpractice case against its former lawyer, Thomas Evans and Evans & Co.

     4. Securitization Assets
     There has been no change since the prior report. These assets produced significant recoveries for Fund LLC and all that remains are “long-tail” recoveries. Monthly collections have dropped close to zero and are not expected to ramp up for several years. For now, there is no market for these assets and so Fund LLC is continuing to collect small monthly payments.
E. Litigation/Arbitration
     1. Stein/1970 Asset Mgt
     Fund LLC continues to collect on the settlement signed in 2004 with a former borrower, 1970 Asset Management, and its principal, Ed Stein. The settlement calls for monthly installment payments of $12,500 per month. In the Sixth Interim Period, Fund LLC collected $62,500, bringing its total recovery to $550,500. Stein is four months in arrears ($37,500), but recently advised the ICA Trustee that these payments will be made up in the near term. The settlement calls for monthly installment payments of $12,500 through December 2008.
     2. Outstanding Judgments
     It was previously reported that Fund LLC inherited several judgments – a $1.65 million judgment against Bruce Friedman and a $950,000 judgment against Walter Kassuba.
     In the Sixth Interim Period, the ICA Trustee engaged in post-judgment discovery. In the case of Kassuba, it appears that there are no assets to pursue and no further discovery is warranted. In the case of Friedman, discovery led to the recovery of $200,000 by Fund LLC pursuant to a “hardship” settlement approved by the Bankruptcy Court on January 12, 2007.
     3. NASD Arbitrations
     Throughout the Sixth Interim Period, The ICA Trustee responded to information requests made by attorneys representing former investors in the Funds. It has been reported to the ICA Trustee that this information was used in a number of NASD (National Association of Securities

Dealers, Inc.) arbitration actions brought by former investors in the Funds against their respective former broker/dealers. Further, the ICA Trustee has been informed that these arbitrations have resulted in additional recoveries by the former investors above that being distributed by Fund LLC as part of the liquidation process.
F. Global Settlement with Hershon
     As discussed in the Fourth Interim Report, prior to the global settlement with Hershon, the District Court in Washington, DC, dismissed securities claims asserted by a proposed class of investors against, among others, Radin Glass & Co. (the Funds’ former auditors) and CIBC World Markets Corp. (a broker of the Funds’ securities). Following the global settlement with Hershon, the DC Court of Appeals vacated in part and remanded in part the dismissals of Radin Glass and CIBC. The claims are still pending in the DC District Court. The ICA Trustee is not involved in that litigation and its outcome is not expected to have any impact on the global settlement with Hershon. Should litigation be renewed and ultimately successful or settled in the class’ favor, it is possible there could be an additional dividend payable to the Funds’ investors. The ICA Trustee is monitoring the litigation but there is nothing new of significance to report.

III.
FINANCIAL CONDITION
OF LIQUIDATING LLCS
     Unaudited balance sheets and statements of operations summarizing the Liquidating LLCs’ financial condition as of February 28, 2007, are attached hereto as Exhibit A.5

Dated:	New York, New York March 30, 2007

IBF Liquidating LLC and
IBF Fund Liquidating LLC

By:

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

IBF Fund Liquidating, LLC
Balance Sheet
For the period ending February 28, 2007
(Unaudited)

ASSETS
Cash		9,403,777

Investments
Investment in Operating Businesses	2,782,088
Investment in Operating Hotels	22,285
Investment in Real Estate Development Properties	4,518,001
Investment in Securitization Assets	74,989

Total Investments		7,397,363

Miscellaneous Assets		483,604

Total Assets			17,284,744

LIABILITIES
Current Liabilities
Accounts Payable	209,019
Accrued Expenses-Professional Fees	100,000

Total Current Liabilities		309,019

Equity
Member Interest in LLC	20,044,782
Net Income	(3,069,057)

Total Equity		16,975,725

Total Liabilities and Equity			17,284,744

The amounts used on this balance sheet reflect values assigned at Fund LLC’s inception and do not reflect current market value. Further, the amounts included are for purposes of this Report only, and should not be used for tax accounting purposes.