Form 10-K
period 2007-12-31
IBF VI GUARANTEED INCOME FUND
filed 2008-03-31
CIK 1077030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Registrant’s telephone number, including area code: (212) 836-8564
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☐ No NOT APPLICABLE
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐ NOT APPLICABLE
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ NOT APPLICABLE
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ NOT APPLICABLE

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

Part I
Item 1. Business.
     As reported to the ICA Trustee, IBF was formed in and around 1995 to make investments in operating businesses, operating hotels, real estate development and properties, securitization assets and other investments by raising investment capital through offerings of debt and equity securities — typically, unsecured high-yield notes sold in private placements through registered broker-dealers. By January 31, 2002, the various funds established by IBF had raised approximately $187 million in investment capital. The Funds were two such funds that survived a series of merger transactions in 2001. The Funds were owned by IBF. All of the issued and outstanding equity capital of IBF was owned by Simon A. Hershon.
     On June 7, 2002, IBF and the Funds each filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). IBF Premier Hotel Group, Inc. (“IBF Hotel”) filed its voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court on November 4, 2002. The Debtors’ Chapter 11 cases were consolidated and were jointly administered.
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
     The Plan provided for, among other things, the substantive consolidation of the Funds and IBF Hotel. The Bankruptcy Court confirmed the Plan on August 14, 2003 and the Plan became effective with respect to the Funds and IBF Hotel on December 10, 2003 (the “Effective Date”). On the Effective Date, Mr. Steinberg, as ICA Trustee, made the initial distributions required by the Plan. Assets, as well as certain liabilities, of the Funds and IBF Hotel remaining after this distribution were assigned to the Company. Similarly, the remaining assets and liabilities of IBF were assigned to IBF Liquidating LLC (“IBF LLC”). Both of the Company and IBF LLC are managed by Mr. Steinberg in his separate capacity as the Manager and Liquidating Agent, and are monitored by the Bankruptcy Court and the District Court pursuant to the Plan. On or about the Effective Date, membership interests in the Company (“Membership Interests”) were distributed to holders of allowed general unsecured claims pro rata in accordance with the amount of their claims (such holders, the “Members”).
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
     In December 2005, the Company distributed $6 million under the Plan. Escrow Investors were paid $217,971 and General Investors were paid $5,782,029.
     In October 2006, the Company distributed $5 million under the Plan. Escrow Investors were paid $531,356 and General Investors were paid $4,469,644.
     In April 2007, the Company distributed $8 million under the Plan. Escrow Investors were paid $271,212 and General Investors were paid $7,728,788.
Property Sales
     For a description of property sold by the Company during the fiscal year ended December 31, 2007, see the Sixth Interim Report Following Effective Date of Joint Liquidating Plan with Respect to the Debtors, attached hereto as Annex A (the “Sixth Interim Report”) and the Seventh Interim Report Following Effective Date of Joint Liquidating Plan with Respect to the Debtors, attached hereto as Annex B (the “Seventh Interim Report”) each of which is incorporated herein by reference.
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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties.
     The following is a description of the Company’s assets as of December 31, 2007. The Company’s assets can be categorized as investments in Operating Businesses, Operating Hotels, Real Estate Development Properties and Securitization Assets. Note that the dollar amounts of certain investments set forth herein do not reflect the realizable value of such assets upon disposition, but rather constitute the net investment in such assets made by the Debtors. Many of these assets are subject to risks and many of the loans are in default with the amount of recovery by the Company uncertain. The financial data set forth in Items 6 and 8 below are based on estimates as of December 10, 2003 as adjusted for changes between December 10, 2003 and December 31, 2007. The market for such assets is difficult to determine and is subject to significant changes over time. There can be no assurance that the Company will be successful in disposing of the assets for values approximating those currently estimated by it.
     Operating Businesses
     The Company holds a promissory note with respect to Capstone Capital LLC (“Capstone”), which is in default and had a balance owing as of December 31, 2007 of approximately $5.3 million; CFC also owned 50% of the equity of Capstone as of December 31, 2007. The Company does not anticipate any recovery from this note or equity and treats these amounts as unrecoverable losses.
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
     As security for its seller financing, the Company received liens against substantially all of the assets of USM and Sunset. The liens against USM were contractually subordinate to a senior revolving loan and term loan provided to USM by CapitalSource Finance LLC (“CapitalSource”). Sunset also arranged for certain affiliates — its principal, Todd Sanders (“Sanders”), Sunset Holdings International Ltd. (“Holdings”) and Chadmoore Wireless Group, Inc. (with its successors and assigns, “Chadmoore”) — to provide certain financial accommodations in favor of the Company, as additional credit support for the lowest tranche of the Company’s seller financing, i.e., the $5M Debenture.
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
     The Company is presently seeking to enforce its debt instruments and related financial accommodations to recover its remaining debt. On February 14, 2007, the Company filed two lawsuits in the Bankruptcy Court, the first against Sunset, Holdings and Sanders and the second against Chadmoore and its controlling persons, Robert Moore and Stephen Radusch. In the first lawsuit, the defendants all claimed financial hardship and failed to respond prior to the return date and default judgments were taken against them. In the second lawsuit, an evidentiary hearing was held on April 23, 2007, following which the Bankruptcy Court denied the defendants’ motions to dismiss, entered an injunction restricting Chadmoore from making any further distributions and required Moore and Radusch to return the October 2006 distribution received by them from Chadmoore.
     On October 3, 2007, the Bankruptcy Court entered summary judgment in favor of the Company and against Moore on one count of the lawsuit for approximately $1.8 million. Other counts remain open but are essentially duplicative of the judgment and have been stayed. Moore filed a timely appeal from this judgment for approximately $1.8 million and also from two other judgments entered against him in related contempt proceedings. The judgments in the contempt proceedings were, first, in the amount of $7,000, representing the civil penalties accrued from September 18, 2007, to October 2, 2007, and second, in the amount of $35,000, representing a portion of the attorneys’ fees and costs incurred by the Company in connection with the contempt proceedings. In response to Moore’s appeal, the Company filed a cross-appeal asserting an alternative theory of liability. The appeals are pending in the District Court and briefing will commence shortly. Moore has not posted a bond.
     For more information, see the Sixth Interim Report and the Seventh Interim Report.

     Operating Hotels
     As reported in the Sixth Interim Report and the Seventh Interim Report, the owner, Chisholm Partners, Ltd., sold the Hilton Garden Inn, a 122-room hotel in Round Rock, Texas in March 2007. The Company recovered roughly $2,722,694 on account of its 75% limited partnership interest in Chisholm Partners, Ltd., including certain accrued management fees.
     For more information relating to the Company’s Operating Hotels during the fiscal year ended December 31, 2007, see the Sixth Interim Report and the Seventh Interim Report.
     Real Estate Development Properties
     The Company holds the following:
•	a loan in the amount of approximately $13.5 million as of December 31, 2007 to Cat Island Ventures, Ltd. with respect to the property by the name of Anguilla Beach, on Cat Island, Bahamas.
     For more information relating to the Company’s Real Estate Development Properties during the fiscal year ended December 31, 2007, see the Sixth Interim Report and the Seventh Interim Report.
     Securitization Assets
     The Company holds the following:
•	an equity investment interest in a residential mortgage loan securitization transaction with Lehman Brothers dated March 1, 2001 (ARC 2001-BC-1 (Lehman)); and

•	equity investment interests in a residential mortgage loan securitization transaction with DLJ Mortgage Corp. and Credit Suisse First Boston dated November 2001 (CSFB ABS 2001-HE-25).
     These assets have produced certain recoveries for the Company in the past, but the Company expects only “long-tail” recoveries, if any, hereafter. Monthly collections have dropped to near zero and should not increase for several years. The Company is continuing to monitor forecasts and consider sale possibilities but given recent issues in the sub-prime mortgage industry the Company believes that there is no market for these assets at this time.
     For more information relating to the Company’s Securitization Assets during the fiscal year ended December 31, 2007, see the Sixth Interim Report and the Seventh Interim Report.
     Other Assets
     The Company holds cash and other short-term investments, collection assets, various litigation and similar claims against third parties and a receivable from IBF LLC.

     For more information relating to the Company’s Other Assets during the fiscal year ended December 31, 2007, see the Sixth Interim Report and the Seventh Interim Report.
Item 3. Legal Proceedings.
     The Company is subject to legal claims and proceedings that arise in the ordinary course of business. As described under “Properties — Operating Business,” the Company is also involved in legal proceedings with the parties to certain debt instruments and related financial accommodations held by it in connection with the original sale of the assets of USM, as well as other legal proceedings described in the Sixth Interim Report and the Seventh Interim Report. The Manager believes that the outcome of these claims and proceedings will not have a material adverse effect on the estimated amount of future cash distributions. However, there can be no assurance in this regard.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of the Members during the fiscal year ended December 31, 2007.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
     There is no public market for the Membership Interests.
Holders
     The Membership Interests are not transferable except by will, intestate succession, court order or operation of law. As of December 31, 2007, the Company had 3,133 Members of record.
Item 6. Selected Financial Data.
     The unaudited selected financial data of the Company presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Changes In Net Asset Data:
Total revenue	$2,209,554	$5,086,053	$925,945
Total expenses	(2,788,361)	(2,011,372)	(3,351,336)
Net Income / (Loss)	(578,807)	3,074,681	(2,425,391)

Balance Sheet Data:
Total assets	$8,708,638	$17,441,020	$26,105,960
Total liabilities	233,904	345,462	579,525

Net assets in liquidation	$8,474,734	$17,095,558	$25,526,435

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
Results of Operations
     The following describes the Company’s results of operations for the fiscal years ended December 31, 2007, 2006 and 2005.
     The Company recorded a net loss of $1,578,807 in 2007. The net loss resulted from the loss on the sale of an investment and general and administrative expenses. The Company recorded a net profit of $3,074,681 in 2006. The net profit primarily resulted from gains on the sale of investments including Fairfield Inn and Tribeca less general and administrative expenses. The Company recorded a net loss of $2,425,391 in 2005. The net loss primarily resulted from the loss on the sale of an investment and general and administrative expenses. The Company recorded a net loss of $3,335,622 in 2004. The net loss primarily resulted from the loss on sale of investment and general and administrative expenses exceeding the Company’s total revenue. General and administrative expenses include consultants, legal fees, member communication and other general office expenses.
Net Assets in Liquidation
     Net Assets in Liquidation at December 31, 2007 were $7,474,734 as compared to $17,095,558 at December 31, 2006 and $25,526,435 at December 31, 2005. The valuation of

Net Assets in Liquidation is based on estimates as of December 10, 2003 as adjusted for changes between December 10, 2003 and December 31, 2007. The actual values realized for assets and settlement of liabilities may differ materially from amounts estimated.
Distributions
     During the fiscal year ended December 31, 2007, the Company made liquidating distributions pursuant to the Plan to the Members of $8 million. During the fiscal year ended December 31, 2006, the Company made liquidating distributions pursuant to the Plan to the Members of $5 million. During the fiscal year ended December 31, 2005, the Company made liquidating distributions pursuant to the Plan to the Members of $17 million. During the fiscal year ended December 31, 2004, the Company made a liquidating distribution pursuant to the Plan to the Members of $9,075,187. During the fiscal year ended December 31, 2003, the Company made a liquidating distribution pursuant to the Plan to the Members of $19,210,651.
     For more information, see the Sixth Interim Report and the Seventh Interim Report.
Dispositions
     During the fiscal year ended December 31, 2007, the Company disposed of certain assets, as described in the Sixth Interim Report and the Seventh Interim Report. During the fiscal year ended December 31, 2006, the Company disposed of certain assets, as described in the Fourth Interim Report, the Fifth Interim Report, and the Sixth Interim Report, each of which is incorporated by reference into the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2004. During the fiscal year ended December 31, 2005, the Company disposed of certain assets, as described in the Third Interim Report and the Fourth Interim Report, each of which is incorporated by reference into the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005. During the fiscal year ended December 31, 2004, the Company disposed of certain assets, as described in the Company’s First Interim Report and the Company’s Second Interim Report, each of which is incorporated by reference into the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2004. No assets were sold during the fiscal year ended December 31, 2003.
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
Item 8. Financial Statements and Supplementary Data.
IBF Fund Liquidating LLC
Consolidated Statement of Net Assets (Liquidation Basis)
December 31, 2007, 2006 and 2005
(Unaudited)

	2007	2006	2005
ASSETS:
Cash	$1,609,293	$1,596,168	$11,687,088
Accounts Receivable	247,917	—	—
Indemnity Escrow Receivable	1,000,000	—	—
Investments
Investment in Operating Businesses	1,000,000	10,663,259	8,323,279
Investment in Operating Hotels	—	105,000	205,000
Investment in Real Estate Development Properties	4,525,358	4,518,001	5,290,000
Investment in Securitization Assets	74,988	74,989	74,989
Investment in Collection Assets	—	—	—

Total Investments	5,600,346	15,361,249	13,893,268

Miscellaneous Assets	251,082	483,603	525,604

Total Assets	7,708,638	17,441,020	$26,105,960

LIABILITIES:
Current Liabilities:
Accounts Payable	$133,904	$130,462	$479,525
Accrued Expenses — Professional Fees	100,000	215,000	100,000

Total Current Liabilities	233,904	345,462	579,525

Long-Term Liabilities:
Promissory Notes	—	—	—
Accrued Liabilities	—	—	—

Total Long-Term Liabilities	—	—	—
Equity:
Member Interest in LLC	12,044,784	20,044,782	31,550,340
Dividend	(42,019)	—	—

	2007	2006	2005
Retained earnings	(2,949,224)	(6,023,905)	(3,598,514)
Net Income / (Loss)	(1,578,807)	3,074,681	(2,425,391)

Total Equity	8,474,734	17,095,558	25,526,435

Total Liabilities and Equity	8,708,638	$17,441,020	$26,105,960

     The accompanying notes to the Consolidated Financial Statements are an integral part of these financial statements.
IBF Fund Liquidating LLC
Consolidated Statement of Cash Flows
For the Fiscal Years Ended
December 31, 2007, 2006 and 2005
(Unaudited)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Cash flow from operating activities before reorganization items:
Cash paid to vendors	$(60,954)	$(3,044)	$(50,486)
Payroll and Benefits	—	—	(45,941)
Net cash (used) by operating activities before reorganization items

Before Reorganization Items	(60,954)	(3,044)	(96,427)

Cash flows from reorganization items:
Additional Investments	(669,605)	(3,328,001)	(1,067,125)
Return on Investments	11,362,342	5,730,550	12,506,092
Collection of Litigation Claims	200,000	80,000	4,620,613
Interest Earned on Accumulated Cash	62,645	75,949	101,480
Interest Earned on Investments	—	—	8,207
Liquidating Distribution	(8,093,754)	(10,407,726)	(10,787,531)
Professional Fees for Services Rendered	(2,787,549)	(2,238,648)	(3,533,542)

Net cash (used) by reorganization items	74,079	(10,087,876)	1,848,194

Net cash (used) by operating activities	13,125	(10,090,920)	1,751,767

Net Income (decrease) in cash and cash equivalents	13,125	(10,090,920)	1,751,767

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Cash and cash equivalents at beginning of period	1,596,168	11,687,088	9,935,321

Cash and cash equivalents at end of period	$1,609,293	$1,596,168	$11,687,088

     The accompanying notes to the Consolidated Financial Statements are an integral part of these financial statements
IBF Fund Liquidating LLC
Consolidated Statement of Profit and Loss
For the Fiscal Years Ended
December 31, 2007, 2006 and 2005
(Unaudited)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Income:
Gain on Sale of Investment	$2,146,909	$5,010,104	$816,257
Interest Income	62,645	75,949	109,688

Total income	2,209,554	5,086,053	925,945

Expense:
Professional Fees	2,773,126	1,909,793	3,254,909
Interest Expense	—	—	—
Office Expense	15,235	1,579	50,486
Payroll and Benefits	—	—	45,941
Loss on Sale of Investment	—	100,000	—

Total expense	2,788,361	2,011,372	3,351,336

Total income/(loss)	$(578,807)	$3,074,681	$(2,425,391)

     The accompanying notes to the Consolidated Financial Statements are an integral part of these financial statements.

IBF FUND LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
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
The asset values reflected on the Consolidated Statement of Net Assets are based on valuations performed as of December 10, 2003, as adjusted by operating activities from December 19, 2003 through December 31, 2007. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.
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
During the year ended December 31, 2007, the Company disposed of certain assets, as described in the Sixth Interim Report and the Seventh Interim Report.

4.	LIQUIDATING DISTRIBUTIONS
In 2007, the Company made one liquidating distribution to the Members in the aggregate amount of approximately $8 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     The Company did not employ independent accountants to perform an audit on the financial statements contained in this Annual Report.
Item 9A. Controls and Procedures.
     Not applicable.
Item 9B. Other Information.
     The Company has disclosed in a Current Report on Form 8-K all information required to be so disclosed during the fourth quarter of the fiscal year ended 2007.

Part III
Item 10. Directors and Executive Officers of the Registrant.

Arthur J. Steinberg	Mr. Steinberg was appointed ICA Trustee on December 5, 2002 and manages the Company in his separate capacity as the Manager and Liquidating Agent. Mr. Steinberg is a partner at Kaye Scholer LLP and has been a member of the Firm’s Business Reorganization Group since 1979.
Item 11. Executive Compensation.

Arthur J. Steinberg(1)	Legal fees and expenses paid to Kaye Scholer LLP for the fiscal years ended December 31, 2007, 2006 and 2005 were $2,641,141, $1,889,531 and $2,970,621, respectively.

(1)	Mr. Steinberg is serving as ICA Trustee and the Manager of the Company and, when appropriate, as a lawyer. Mr. Steinberg is charging $500 per hour for services in his capacity as ICA Trustee pursuant to discussions with the Staff of the Commission. For all other work, he is charging his customary rate of $790 per hour, which rate is subject to periodic adjustment. Because in many instances it would be difficult to allocate between the two categories of services, Mr. Steinberg’s time has been allocated using a formula of 40% lawyer-time and 60% ICA Trustee-time. In most instances, Mr. Steinberg serves solely as lawyer, which would be at the higher rate, but this methodology was proposed to avoid the burdensome and time consuming exercise of providing a more exact allocation.
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
Item 13. Certain Relationships and Related Transactions.
     Legal fees and expenses paid to Kaye Scholer LLP for the fiscal years ended December 31, 2007, 2006 and 2005 were $2,641,141, $1,889,531 and $2,970,621, respectively. Mr. Steinberg, appointed ICA Trustee and the Manager and Liquidating Agent of the Company, is a partner at Kaye Scholer LLP in New York.

Item 14. Principal Accountant Fees and Services.
     The Company did not employ independent accountants to perform an audit of the financial statements contained in this Annual Report.
Part IV
Item 15. Exhibits and Financial Statement Schedules.
     (a)(1)(2) The following financial statements are filed as part of this Annual Report pursuant to Item 8 hereof, together with the notes thereto:
•	The Company’s Consolidated Statement of Net Assets as of December 31, 2007, December 31, 2006, December 31, 2005, December 31, 2004 and December 31, 2003;

•	The Company’s Consolidated Statement of Cash Flows for the fiscal years ended December 31, 2007, December 31, 2006, December 31, 2005 and December 31, 2004; and

•	The Company’s Consolidated Statement of Profit and Loss for the fiscal years ended December 31, 2007, December 31, 2006, December 31, 2005, December 31, 2004 and December 31, 2003.
(3) Exhibits

2.1	First Amended Joint Liquidating Plan of Reorganization with Respect To InterBank Funding Corp., IBF Collateralized Finance Corporation, IBF VI — Secured Lending Corporation and IBF Premier Hotel Group, Inc., declared effective by the United States Bankruptcy Court for the Southern District of New York by order dated August 14, 2003 and declared effective on December 10, 2003*

2.2	IBF Fund Liquidating LLC Operating Agreement, dated September 24, 2003, by and among IBF Fund Liquidating LLC and each person who becomes a Member of the Company pursuant to the Plan*

10.1	Letter Agreement, dated as of February 18, 2005, among IBF Fund Liquidating LLC, Charles T. Verde and Cynthia Davis**

10.2	Asset Purchase Agreement, dated as of February 22, 2005, among IBF Fund Liquidating LLC and IBF V-Alternative Investment Holdings, LLC**

10.3	Amended and Restated Acquisition Agreement and Plan of Merger, dated as of November 10, 2005, among IBF Fund Liquidating LLC, U.S. Mills, Inc., USM Acquisition Sub, Inc. and Sunset Brands, Inc.***

10.4	Investor Rights Agreement, dated as of November 10, 2005, between the Company and Sunset Brands, Inc.†

10.5	Escrow Agreement, dated as of November 10, 2005, among the Company, Sunset Brands, Inc., U.S. Mills, Inc. and Continental Stock Transfer & Trust Company, as escrow agent.†

10.6	12% Secured Convertible Debenture in the original principal amount of $5,000,000 issued by Sunset Brands, Inc. to the Company.***

10.7	Warrants to purchase 4,200,000 shares of common stock of Sunset Brands, Inc.***

10.8	Warrants to purchase 2,173,913 shares of common stock of Sunset Brands, Inc.***

10.9	Registration Rights Agreement, dated as of November 10, 2005, between Sunset Brands, Inc. and the Company.†

10.10	Senior Subordinated Note in the original principal amount of $1,000,000, executed by Sunset Brands, Inc. and U.S. Mills, Inc. in favor of the Company.†

10.11	Senior Subordinated Note in the original principal amount of $5,000,000, executed by Sunset Brands, Inc. and U.S. Mills, Inc. in favor of the Company.†

10.12	Security Agreement, dated as of November 10, 2005, among Sunset Brands, Inc., U.S. Mills, Inc. and the Company.†

10.13	Stock Pledge Agreement, dated as of November 10, 2005, between Sunset Brands, Inc. and the Company.†

10.14	Intellectual Property Security Agreement, dated as of November 10, 2005, among Sunset Brands, Inc., U.S. Mills, Inc. and the Company.†

10.15	Master Subordination and Intercreditor Agreement, dated as of November 10, 2005, among CapitalSource Finance LLC, Sunset Brands, Inc., U.S. Mills, Inc. and the Company.†

10.16	Junior Management Fee Subordination Agreement, dated as of November 10, 2005, among Sunset Holdings International, Ltd., Sunset Brands, Inc. and the Company.†

10.17	Junior Security Agreement, dated as of November 10, 2005, among Sunset Brands, Inc., U.S. Mills, Inc. and the Company.†

10.18	Junior Stock Pledge Agreement, dated as of November 10, 2005, between Sunset Brands, Inc. and the Company.†

10.19	Junior Intellectual Property Security Agreement, dated as of November 10, 2005, among Sunset Brands, Inc., U.S. Mills, Inc. and the Company.†

10.20	Junior Subordination and Intercreditor Agreement, dated as of November 10, 2005, among Sunset Brands, inc., U.S. Mills, Inc. and the Company.†

10.21	Assignment of Contract as Collateral Security, dated as of November 10, 2005, between Sunset Holdings International, Ltd. and the Company.†

10.22	Stock Pledge Agreement, dated as of November 10, 2005, between Sunset Holdings International, Ltd. and the Company.†

10.23	Assignment of Loan Documents, dated as of October 23, 2006, by CapitalSource Finance LLC in favor of the Company.††

10.24	Asset Purchase Agreement, dated as of December 21, 2006, between IBF Fund Liquidating LLC and USM Acquisition, LLC.†††

*	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 30, 2004.

**	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 18, 2005.

***	Incorporated by reference from Sunset Brands, Inc.’s Current Report on Form 8-K filed on November 17, 2005.

†	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 31, 2006.

††	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 3, 2007.

†††	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 16, 2007.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBF FUND LIQUIDATING LLC
By:	/s/ Arthur J. Steinberg
Arthur J. Steinberg, as ICA Trustee
Liquidating Agent and Manager

Dated March 30, 2008

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