Form 10-K
period 2008-12-31
IBF VI GUARANTEED INCOME FUND
filed 2009-03-31
CIK 1077030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-71091*
IBF Fund Liquidating LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1708882

(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification No.)

c/o Arthur Steinberg, as ICA Trustee
King & Spalding LLP
1185 Avenue of the Americas
New York, New York	10036

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 556-2100
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☐ No NOT APPLICABLE
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐ NOT APPLICABLE
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ NOT APPLICABLE
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
     On July 23, 2002, the United States Securities and Exchange Commission (the “Commission”) filed a complaint against IBF, the Funds and Mr. Hershon (the “Parties”) in the United States District Court for the Southern District of New York (the “District Court”) commencing a proceeding entitled Securities and Exchange Commission v. IBF Collateralized Finance Corp. , et al., No. 02-CV-5713 (SHS) (the “SEC Litigation”). Generally, the Commission alleged that the Funds were operated as unregistered investment companies in violation of the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that certain disclosures made by IBF and the Funds to investors in various debt financings were misleading. On motion of the Commission in the SEC Litigation, on December 5, 2002, the District Court granted summary judgment and appointed Arthur J. Steinberg as trustee (“Mr. Steinberg,” the “ICA Trustee,” the “Manager” or the “Liquidating Agent”) under the Investment Company Act for the Funds and their subsidiaries.
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

     The Manager anticipated that he would terminate the existence of the Company and make final distributions with respect to the Company pursuant to the Plan upon the earlier of (i) the fifth anniversary of the Effective Date, and (ii) the date on which the Manager determines, in his business judgment, that (a) all assets of the Company have been liquidated, all causes of action have been resolved and there are no potential sources of additional cash for distribution; (b) there remain no claims against the applicable Debtor(s); (c) all debts and other obligations of the Company have been paid or otherwise provided for; and (d) he is in a position to make a final distribution in accordance with applicable law. Under the Plan, the existence of the Company could, however, be extended to more than five years if the Manager applied for and obtained approval of the District Court. Such a request was made to the District Court and was granted by the District Court on January 30, 2009. The final distribution will occur when the Company has completed its liquidation efforts and it is in a position to make a final distribution.
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
     In December 2005, the Company distributed $6 million under the Plan. Escrow Investors were paid $217,971 and General Investors were paid $5,782,029.
     In October 2006, the Company distributed $5 million under the Plan. Escrow Investors were paid $531,356 and General Investors were paid $4,469,644.
     In April 2007, the Company distributed $8 million under the Plan. Escrow Investors were paid $271,212 and General Investors were paid $7,728,788.
     In May 2008, the Company distributed $1.2 million under the Plan. Escrow Investors were paid $40,681 and General Investors were paid $1,159,319.

     In December 2008, the Company distributed a $1.75 million under the Plan. Escrow Investors were paid $59,327 and General Investors were paid $1,690,673.
Property Sales
     For a description of the Company’s transactions during the fiscal year ended December 31, 2008, see the Motion For An Order (I) Confirming The Timing For Making A Final Distribution Under The Plan (II) Granting Related Relief; Notice Of Proposed Ninth Distribution (“Distribution Motion”) included as Exhibit 99.1 and incorporated herein by reference.
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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties.
     The following is a description of the Company’s assets as of December 31, 2008. The Company’s assets were categorized as investments in Operating Businesses, Operating Hotels, Real Estate Development Properties and Securitization Assets, most of these assets have been disposed of. Note that the dollar amounts of certain investments set forth herein do not reflect the realizable value of such assets upon disposition, but rather constitute the net investment in such assets made by the Debtors. Many of these assets are subject to risks and many of the loans are in default with the amount of recovery by the Company uncertain. The financial data set forth in Items 6 and 8 below are based on estimates as of December 10, 2003 as adjusted for changes between December 10, 2003 and December 31, 2008. The market for such assets is difficult to determine and is subject to significant changes over time. There can be no assurance that the Company will be successful in disposing of the assets for values approximating those currently estimated by it.
     Operating Businesses
     As a result of the consummation of the AIH Transaction on November 21, 2005, the Company acquired shares of Investment and Benefit Services, Inc. (n/k/a American Benefit Resources, Inc.) (“ABR”). On November 30, 2005, substantially all of the assets of ABR were sold to National Investment Managers, Inc. (“NIM”) pursuant to an Asset Purchase Agreement, dated as of November 1, 2005, between ABR and NIM. As a result of such transaction, the Company held 671,141 restricted shares of common stock of NIM. The Company exercised the option it had concerning the shares on November 4, 2008; as a result, the Company received $1 million. There are no additional sums expected to be received by the Company on account of ABR.
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
     In connection with the original sale, the Company provided $11 million of seller financing to Sunset, in exchange for which it received (a) a $1,000,000 secured note (“$1M Note”) issued by Sunset and USM, (b) a $5,000,000 secured note (“$5M Note”) issued by Sunset and USM, (c) a $5,000,000 12% secured convertible debenture (“$5M Debenture”) issued by Sunset and convertible into Sunset common stock, (d) shares of Series B Preferred Stock of US Mills and (e) warrants to acquire common stock of Sunset.
     The original purchaser and related parties defaulted on the obligations they made to the Company in connection with the seller financing provided by the Company. As a result, the Company thereafter took measures to protect its interests in USM as well as obtained a new buyer and completed the sale to a new buyer (“New Buyer”) by February 2007.
     The Company sought to enforce its debt instruments and related financial accommodations to recover its remaining debt. On February 14, 2007, the Company filed two lawsuits in the Bankruptcy Court, the first against Sunset, Holdings and Sanders and the second against Chadmoore and its controlling persons, Robert Moore and Stephen Radusch. In the first lawsuit, the defendants all claimed financial hardship and failed to respond prior to the return date and default judgments (“Default Judgments”) were taken against them. In the second lawsuit, the Company settled with two (2) of the Defendants — $750,000 from Chadmoore and $75,000 from Radusch.
     On October 3, 2007, the Bankruptcy Court entered summary judgment in favor of the Company and against Moore on one count of the lawsuit for approximately $1.8 million. Moore filed an appeal and after further negotiation between the Company and Moore, a settlement was reached in September 2008; based on Moore’s financial hardship, Moore paid the Company $50,000. All actions related to this suit have been dismissed.
     The Company received $950,000 from the New Buyer of USM in 2008; this was the return of an indemnity escrow that was established at the time of the closing with the New Buyer. Other than the Default Judgments, the collectability of which is in doubt, it is not anticipated that additional sums will be recovered by the Company on account of USM.
     Operating Hotels
     Chisholm Partners, Ltd., sold the Hilton Garden Inn, a 122-room hotel in Round Rock, Texas in March 2007. The Company recovered roughly $2,722,694 on account of its 75% limited partnership interest in Chisholm Partners, Ltd., including certain accrued management fees. In 2008, the Company received $247,917 from Chisholm Partners, Ltd. Chisholm Partners, Ltd. held funds from the sale of the Hilton to cover unforeseen costs in its wind-down; the $247,917 represents the Company’s portion of the monies not used in closing operations. No further recoveries will be received on account of this asset.
     Real Estate Development Properties
     The Company holds the following:
•	a loan in the amount of approximately $13.5 million as of December 31, 2007 to Cat Island Ventures, Ltd. with respect to the property by the name of Anguilla Beach, on Cat Island, Bahamas. Based on the present real estate market, it is not anticipated that this loan will be collected in full.
     Securitization Assets
     The Company holds the following:
•	an equity investment interest in a residential mortgage loan securitization transaction with Lehman Brothers dated March 1, 2001 (ARC 2001-BC-1 (Lehman)); and

•	equity investment interests in a residential mortgage loan securitization transaction with DLJ Mortgage Corp. and Credit Suisse First Boston dated November 2001 (CSFB ABS 2001-HE-25).
     There is no market for these assets at this time, thus, recoveries on these assets are uncertain.
     Other Assets
     The Company holds cash and other short-term investments, collection assets, various litigation and similar claims against third parties and a receivable from IBF LLC.

     For more information relating to the Company’s Other Assets during the fiscal year ended December 31, 2008, see the Distribution Motion.
Item 3. Legal Proceedings.
     There is no pending litigation by or against the Company at this time.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of the Members during the fiscal year ended December 31, 2008.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
     There is no public market for the Membership Interests.
Holders
     The Membership Interests are not transferable except by will, intestate succession, court order or operation of law. As of December 31, 2008, the Company had 3,234 Members of record.
Item 6. Selected Financial Data.
     The unaudited selected financial data of the Company presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Changes In Net Asset Data:
Total revenue	$651,509	$2,209,554	$5,086,053
Total expenses	682,226	(2,788,361)	(2,011,372)
Net Income / (Loss)	(30,717)	(578,807)	3,074,681

Balance Sheet Data:
Total assets	$5,846,997	$8,708,638	$17,441,020
Total liabilities	352,982	233,904	345,462

Net assets in liquidation	$5,494,015	$8,474,734	$17,095,558

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     The following discussion should be read in conjunction with the Company’s consolidated financial statements appearing elsewhere in this Annual Report.
     Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.
Results of Operations
     The following describes the Company’s results of operations for the fiscal years ended December 31, 2008, 2007 and 2006.
     The Company recorded a net loss of $30,717 in 2008. The net loss resulted from no sales occurring in 2008 while still paying general and administrative expenses. The Company recorded a net loss of $578,807 in 2007. The net loss resulted from the loss of the sale of an investment and general and administrative expenses. The Company recorded a net profit of $3,074,681 in 2006. The net profit primarily resulted from gains on the sale of investments including Fairfield Inn and Tribeca less general and administrative expenses. General and administrative expenses include consultants, legal fees, member communication and other general office expenses.
Net Assets in Liquidation
     Net Assets in Liquidation at December 31, 2008 were $5,494,015 as compared to $8,474,734 at December 31, 2007 and $17,095,558 at December 31, 2006. The valuation of Net Assets in Liquidation is based on estimates as of December 10, 2003 as adjusted for changes between December 10, 2003 and December 31, 2008. The actual values realized for assets and settlement of liabilities may differ materially from amounts estimated.
Distributions
     During the fiscal year ended December 31, 2008, the Company made liquidating distributions pursuant to the Plan to the Members of $2.95 million. During the fiscal year ended December 31, 2007, the Company made liquidating distributions pursuant to the Plan to the Members of $8 million. During the fiscal year ended December 31, 2006, the Company made liquidating distributions pursuant to the Plan to the Members of $5 million. During the fiscal year ended December 31, 2005, the Company made a liquidating distribution pursuant to the Plan to the Members of $17 million. During the fiscal year ended December 31, 2004, the Company made a liquidating distribution pursuant to the Plan to the Members of $9,075,187. During the fiscal year ended December 31, 2008, the Company disposed of certain assets, as described in the Distribution Motion. During the fiscal year ended December 31, 2003, the Company made a liquidating distribution pursuant to the Plan to the Members of $19,210,651.

Dispositions
     During the fiscal year ended December 31, 2008, the Company disposed of certain assets, as described in the Distribution Motion. During the fiscal year ended December 31, 2007, the Company disposed of certain assets, as described in the Sixth Interim Report Following Effective Date Of Joint Liquidating Plan With Respect To The Debtors (“Sixth Interim Report) (included as Exhibit 99.2) and the Seventh Interim Report Following Effective Date Of Joint Liquidating Plan With Respect To The Debtors (“Seventh Interim Report”) (included as Exhibit 99.3) . During the fiscal year ended December 31, 2006, the Company disposed of certain assets, as described in the Fourth Interim Report, the Fifth Interim Report, and the Sixth Interim Report, each of which is incorporated by reference into the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2004. During the fiscal year ended December 31, 2005, the Company disposed of certain assets, as described in the Third Interim Report and the Fourth Interim Report, each of which is incorporated by reference into the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005. During the fiscal year ended December 31, 2004, the Company disposed of certain assets, as described in the Company’s First Interim Report and the Company’s Second Interim Report, each of which is incorporated by reference into the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2004. No assets were sold during the fiscal year ended December 31, 2003.
Liquidity and Capital Resources
     The Manager anticipates that the combination of cash from asset sales, cash flows from operating activities and current cash reserves will provide adequate capital for all operating expenses of the Company for at least the next year.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     The Company’s non-cash assets consist primarily of debt and equity investments in real estate development projects and investments in certain securitization assets. Most of the debt investments are in default and there is uncertainty as to how much the Company will recover from these assets. A substantial portion of the equity investments have little or no value due to the high levels of debt of the issuers. As disclosed herein, a substantial portion of that debt is in default. While changes in interest rates may have an effect on the realizable value of many of the Company’s assets, most of these assets consist of distressed investments in which factors other than interest rates (such as the creditworthiness of the debtor) are more material to the ultimate realizable value of the assets. As a result, the Company does not believe that it is possible to quantify or otherwise meaningfully describe the effect on the net realizable value of such assets of changes in interest rates or other market risk factors.
Item 8. Financial Statements and Supplementary Data.
IBF Fund Liquidating LLC
Consolidated Statement of Net Assets (Liquidation Basis)
December 31, 2008, 2007 and 2006
(Unaudited)

	2008	2007	2006
ASSETS:
Cash	$995,569	$1,609,293	$1,596,168
Accounts Receivable		247,917	—
Indemnity Escrow Receivable		1,000,000	—
Investments
Investment in Operating Businesses		1,000,000	10,663,259
Investment in Operating Hotels	—	—	105,000
Investment in Real Estate Development Properties	4,525,358	4,525,358	4,518,001
Investment in Securitization Assets	74,988	74,988	74,989
Investment in Collection Assets	—	—	—

Total Investments	4,600,346	5,600,346	15,361,249

Miscellaneous Assets	251,082	251,082	483,603

Total Assets	5,846,997	7,708,638	$17,441,020

LIABILITIES:
Current Liabilities:
Accounts Payable	$178,309	$133,904	$130,462
Accrued Expenses — Professional Fees	174,673	100,000	215,000

Total Current Liabilities	352,982	233,904	345,462

Long-Term Liabilities:
Promissory Notes	—	—	—
Accrued Liabilities	—	—	—

Total Long-Term Liabilities	—	—	—
Equity:
Member Interest in LLC	9,094,782	12,044,784	20,044,782
Dividend	(42,019)	(42,019)	—
Retained earnings	(3,528,031)	(2,949,224)	(6,023,905)
Net Income / (Loss)	(30,717)	(578,807)	3,074,681)

Total Equity	5,494,015	7,474,734	17,095,558

Total Liabilities and Equity	5,846,997	$7,708,638	$17,441,020

The accompanying notes to the Consolidated Financial Statements are an integral part of these financial statements.

IBF Fund Liquidating LLC Consolidated Statement of Cash Flows For the Fiscal Years Ended December 31, 2008, 2007 and 2006 (Unaudited)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Cash flow from operating activities before reorganization items:
Cash paid to vendors	$(75,671)	$(60,954)	$(3,044)
Payroll and Benefits	—	—	—
Net cash (used) by operating activities before reorganization items

Before Reorganization Items	(75,671)	(60,954)	(3,044)

Cash flows from reorganization items:
Additional Investments	(9,901)	(669,605)	(3,328,001)
Return on Investments	2,310,934	11,362,342	5,730,550
Collection of Litigation Claims	500,000	200,000	80,000
Interest Earned on Accumulated Cash	31,161	62,645	75,949
Interest Earned on Investments	17,232	—	—
Liquidating Distribution	(2,956,704)	(8,093,754)	(10,407,726)
Professional Fees for Services Rendered	(430,775)	(2,787,549)	(2,238,648)

Net cash (used) by reorganization items	(538,053)	74,079	(10,087,876)

Net cash (used) by operating activities	(613,724)	13,125	(10,090,920)

Net Income (decrease) in cash and cash equivalents	(613,724)	13,125	(10,090,920)

Cash and cash equivalents at beginning of period	1,609,293	1,596,168	11,687,088

Cash and cash equivalents at end of period	$995,569	$1,609,293	$1,596,168

The accompanying notes to the Consolidated Financial Statements are an integral part of these financial statements

IBF Fund Liquidating LLC Consolidated Statement of Profit and Loss For the Fiscal Years Ended December 31, 2008, 2007 and 2006 (Unaudited)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Income:
Gain on Sale of Investment	$603,116	$2,146,909	$5,010,104
Interest Income	48,393	62,645	75,949

Total income	651,509	2,209,554	5,086,053

Expense:
Professional Fees	612,563	2,773,126	1,909,793
Interest Expense	—	—	—
Office Expense	19,663	15,235	1,579
Payroll and Benefits	—	—	—
Loss on Sale of Investment	—	—	100,000

Total expense	682,226	2,788,361	2,011,372

Total income/(loss)	$(30,717)	$(578,807)	$3,074,681

     The accompanying notes to the Consolidated Financial Statements are an integral part of these financial statements.

IBF FUND LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
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
The asset values reflected on the Consolidated Statement of Net Assets are based on valuations performed as of December 10, 2003, as adjusted by operating activities from December 19, 2003 through December 31, 2008. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.
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
3.	SALES OF ASSETS
During the year ended December 31, 2008, the Company disposed of certain assets, as described in the Distribution Motion.
4.	LIQUIDATING DISTRIBUTIONS
In 2008, the Company made two liquidating distribution to the Members in the aggregate amount of approximately $2.95 million.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     The Company did not employ independent accountants to perform an audit on the financial statements contained in this Annual Report.
Item 9A. Controls and Procedures.
     Not applicable.
Item 9B. Other Information.
     Not applicable.

Part III
Item 10. Directors and Executive Officers of the Registrant.

Arthur J. Steinberg	Mr. Steinberg was appointed ICA Trustee on December 5, 2002 and manages the Company in his separate capacity as the Manager and Liquidating Agent. Mr. Steinberg is a partner at King & Spalding LLP, in the Firm’s Bankruptcy/Financial Restructuring Group. Prior to joining King & Spalding LLP, Mr. Steinberg was a partner at Kaye Scholer LLP and was a member of the firm’s Restructuring Group since 1979.
Item 11. Executive Compensation.

Arthur J. Steinberg(1)	Legal fees and expenses paid to Kaye Scholer LLP for the fiscal years ended December 31, 2008, 2007 and 2006 were $345,716, $2,641,141 and $1,889,531, respectively.

(1)	Mr. Steinberg is serving as ICA Trustee and the Manager of the Company and, when appropriate, as a lawyer. Mr. Steinberg is charging $500 per hour for services in his capacity as ICA Trustee pursuant to discussions with the Staff of the Commission. For all other work, he is charging his customary rate of $865 per hour, which rate is subject to periodic adjustment. Because in many instances it would be difficult to allocate between the two categories of services, Mr. Steinberg’s time has been allocated using a formula of 40% lawyer-time and 60% ICA Trustee-time. In most instances, Mr. Steinberg serves solely as lawyer, which would be at the higher rate, but this methodology was proposed to avoid the burdensome and time consuming exercise of providing a more exact allocation.

(2)	After March 2008, fees were not paid to the Company’s professionals. Fees will be paid upon fee applications of such professionals at the completion of the ICA Trustee’s management of the Company.
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
Item 13. Certain Relationships and Related Transactions.
     Legal fees and expenses paid to Kaye Scholer LLP for the fiscal years ended December 31, 2008, 2007 and 2006 were $345,716, $2,641,141 and $1,889,531, respectively. Mr. Steinberg, appointed ICA Trustee and the Manager and Liquidating Agent of the Company, is a partner at King & Spalding LLP. Prior to joining King & Spalding LLP, Mr. Steinberg was a partner at Kaye Scholer LLP and was a member of the firm’s Restructuring Group since 1979.
Item 14. Principal Accountant Fees and Services.
     The Company did not employ independent accountants to perform an audit of the financial statements contained in this Annual Report.
Part IV
Item 15. Exhibits and Financial Statement Schedules.
     (a)(1)(2) The following financial statements are filed as part of this Annual Report pursuant to Item 8 hereof, together with the notes thereto:
•	The Company’s Consolidated Statement of Net Assets as of December 31, 2007, December 31, 2006, December 31, 2005, December 31, 2004 and December 31, 2003;

•	The Company’s Consolidated Statement of Cash Flows for the fiscal years ended December 31, 2007, December 31, 2006, December 31, 2005 and December 31, 2004; and

•	The Company’s Consolidated Statement of Profit and Loss for the fiscal years ended December 31, 2007, December 31, 2006, December 31, 2005, December 31, 2004 and December 31, 2003.
(3)	Exhibits
2.1	First Amended Joint Liquidating Plan of Reorganization with Respect To InterBank Funding Corp., IBF Collateralized Finance Corporation, IBF VI — Secured Lending Corporation and IBF Premier Hotel Group, Inc., declared effective by the United States Bankruptcy Court for the Southern District of New York by order dated August 14, 2003 and declared effective on December 10, 2003*

2.2	IBF Fund Liquidating LLC Operating Agreement, dated September 24, 2003, by and among IBF Fund Liquidating LLC and each person who becomes a Member of the Company pursuant to the Plan*

10.1	Letter Agreement, dated as of February 18, 2005, among IBF Fund Liquidating LLC, Charles T. Verde and Cynthia Davis**

10.2	Asset Purchase Agreement, dated as of February 22, 2005, among IBF Fund Liquidating LLC and IBF V-Alternative Investment Holdings, LLC**

10.3	Amended and Restated Acquisition Agreement and Plan of Merger, dated as of November 10, 2005, among IBF Fund Liquidating LLC, U.S. Mills, Inc., USM Acquisition Sub, Inc. and Sunset Brands, Inc.***

10.4	Investor Rights Agreement, dated as of November 10, 2005, between the Company and Sunset Brands, Inc.†

10.5	Escrow Agreement, dated as of November 10, 2005, among the Company, Sunset Brands, Inc., U.S. Mills, Inc. and Continental Stock Transfer & Trust Company, as escrow agent.†

10.6	12% Secured Convertible Debenture in the original principal amount of $5,000,000 issued by Sunset Brands, Inc. to the Company.***

10.7	Warrants to purchase 4,200,000 shares of common stock of Sunset Brands, Inc.***

10.8	Warrants to purchase 2,173,913 shares of common stock of Sunset Brands, Inc.***

10.9	Registration Rights Agreement, dated as of November 10, 2005, between Sunset Brands, Inc. and the Company.†

10.10	Senior Subordinated Note in the original principal amount of $1,000,000, executed by Sunset Brands, Inc. and U.S. Mills, Inc. in favor of the Company.†

10.11	Senior Subordinated Note in the original principal amount of $5,000,000, executed by Sunset Brands, Inc. and U.S. Mills, Inc. in favor of the Company.†

10.12	Security Agreement, dated as of November 10, 2005, among Sunset Brands, Inc., U.S. Mills, Inc. and the Company.†

10.13	Stock Pledge Agreement, dated as of November 10, 2005, between Sunset Brands, Inc. and the Company.†

10.14	Intellectual Property Security Agreement, dated as of November 10, 2005, among Sunset Brands, Inc., U.S. Mills, Inc. and the Company.†

10.15	Master Subordination and Intercreditor Agreement, dated as of November 10, 2005, among CapitalSource Finance LLC, Sunset Brands, Inc., U.S. Mills, Inc. and the Company.†

10.16	Junior Management Fee Subordination Agreement, dated as of November 10, 2005, among Sunset Holdings International, Ltd., Sunset Brands, Inc. and the Company.†

10.17	Junior Security Agreement, dated as of November 10, 2005, among Sunset Brands, Inc., U.S. Mills, Inc. and the Company.†

10.18	Junior Stock Pledge Agreement, dated as of November 10, 2005, between Sunset Brands, Inc. and the Company.†

10.19	Junior Intellectual Property Security Agreement, dated as of November 10, 2005, among Sunset Brands, Inc., U.S. Mills, Inc. and the Company.†

10.20	Junior Subordination and Intercreditor Agreement, dated as of November 10, 2005, among Sunset Brands, inc., U.S. Mills, Inc. and the Company.†

10.21	Assignment of Contract as Collateral Security, dated as of November 10, 2005, between Sunset Holdings International, Ltd. and the Company.†

10.22	Stock Pledge Agreement, dated as of November 10, 2005, between Sunset Holdings International, Ltd. and the Company.†

10.23	Assignment of Loan Documents, dated as of October 23, 2006, by CapitalSource Finance LLC in favor of the Company.††

10.24	Asset Purchase Agreement, dated as of December 21, 2006, between IBF Fund Liquidating LLC and USM Acquisition, LLC.†††

99.1	Motion For An Order (I) Confirming The Timing For Making A Final Distribution Under The Plan (II) Granting Related Relief; Notice Of Proposed Ninth Distribution

99.2	Sixth Interim Report Following Effective Date Of Joint Liquidating Plan With Respect To The Debtors

99.3	Seventh Interim Report Following Effective Date Of Joint Liquidating Plan With Respect To The Debtors

*	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 30, 2004.

**	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 18, 2005.

***	Incorporated by reference from Sunset Brands, Inc.’s Current Report on Form 8-K filed on November 17, 2005.

†	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 31, 2006.

††	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 3, 2007.

†††	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 16, 2007.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBF FUND LIQUIDATING LLC
By:	/s/ Arthur J. Steinberg
Arthur J. Steinberg, as ICA Trustee
Liquidating Agent and Manager
Dated March 30, 2008
EXHIBIT INDEX

Exhibit No.	Description

2.1	First Amended Joint Liquidating Plan of Reorganization with Respect To InterBank Funding Corp., IBF Collateralized Finance Corporation, IBF VI — Secured Lending Corporation and IBF Premier Hotel Group, Inc., declared effective by the United States Bankruptcy Court for the Southern District of New York by order dated August 14, 2003 and declared effective on December 10, 2003*

2.2	IBF Fund Liquidating LLC Operating Agreement, dated September 24, 2003, by and among IBF Fund Liquidating LLC and each person who becomes a Member of the Company pursuant to the Plan*

10.1	Letter Agreement, dated as of February 18, 2005, among IBF Fund Liquidating LLC, Charles T. Verde and Cynthia Davis**

10.2	Asset Purchase Agreement, dated as of February 22, 2005, among IBF Fund Liquidating LLC and IBF V-Alternative Investment Holdings, LLC**

10.3	Amended and Restated Acquisition Agreement and Plan of Merger, dated as of November 10, 2005, among IBF Fund Liquidating LLC, U.S. Mills, Inc., USM Acquisition Sub, Inc. and Sunset Brands, Inc.***

10.4	Investor Rights Agreement, dated as of November 10, 2005, between the Company and Sunset Brands, Inc.†

10.5	Escrow Agreement, dated as of November 10, 2005, among the Company, Sunset Brands, Inc., U.S. Mills, Inc. and Continental Stock Transfer & Trust Company, as escrow agent.†

10.6	12% Secured Convertible Debenture in the original principal amount of $5,000,000 issued by Sunset Brands, Inc. to the Company.***

Exhibit No.	Description

10.7	Warrants to purchase 4,200,000 shares of common stock of Sunset Brands, Inc.***

10.8	Warrants to purchase 2,173,913 shares of common stock of Sunset Brands, Inc.***

10.9	Registration Rights Agreement, dated as of November 10, 2005, between Sunset Brands, Inc. and the Company.†

10.10	Senior Subordinated Note in the original principal amount of $1,000,000, executed by Sunset Brands, Inc. and U.S. Mills, Inc. in favor of the Company.†

10.11	Senior Subordinated Note in the original principal amount of $5,000,000, executed by Sunset Brands, Inc. and U.S. Mills, Inc. in favor of the Company.†

10.12	Security Agreement, dated as of November 10, 2005, among Sunset Brands, Inc., U.S. Mills, Inc. and the Company.†

10.13	Stock Pledge Agreement, dated as of November 10, 2005, between Sunset Brands, Inc. and the Company.†

10.14	Intellectual Property Security Agreement, dated as of November 10, 2005, among Sunset Brands, Inc., U.S. Mills, Inc. and the Company.†

10.15	Master Subordination and Intercreditor Agreement, dated as of November 10, 2005, among CapitalSource Finance LLC, Sunset Brands, Inc., U.S. Mills, Inc. and the Company.†

10.16	Junior Management Fee Subordination Agreement, dated as of November 10, 2005, among Sunset Holdings International, Ltd., Sunset Brands, Inc. and the Company.†

10.17	Junior Security Agreement, dated as of November 10, 2005, among Sunset Brands, Inc., U.S. Mills, Inc. and the Company.†

10.18	Junior Stock Pledge Agreement, dated as of November 10, 2005, between Sunset Brands, Inc. and the Company.†

10.19	Junior Intellectual Property Security Agreement, dated as of November 10, 10025, among Sunset Brands, Inc., U.S. Mills, Inc. and the Company.†

10.20	Junior Subordination and Intercreditor Agreement, dated as of November 10, 2005, among Sunset Brands, Inc., U.S. Mills, Inc. and the Company.†

10.21	Assignment of Contract as Collateral Security, dated as of November 10, 2005, between Sunset Holdings International, Ltd. and the Company.†

10.22	Stock Pledge Agreement, dated as of November 10, 2005, between Sunset Holdings International, Ltd. and the Company.†

10.23	Assignment of Loan Documents, dated as of October 23, 2006, by CapitalSource Finance LLC in favor of the Company.††

10.24	Asset Purchase Agreement, dated as of December 21, 2006, between IBF Fund Liquidating LLC and USM Acquisition, LLC.†††

99.1	Motion For An Order (I) Confirming The Timing For Making A Final Distribution Under The Plan (II) Granting Related Relief; Notice Of Proposed Ninth Distribution

99.2	Sixth Interim Report Following Effective Date Of Joint Liquidating Plan With Respect To The Debtors

99.3	Seventh Interim Report Following Effective Date Of Joint Liquidating Plan With Respect To The Debtors

*	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 30, 2004.

**	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 18, 2005.

***	Incorporated by reference from Sunset Brands, Inc.’s Current Report on Form 8-K filed on November 17, 2005.

†	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 31, 2006.

††	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 3, 2007.

†††	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 16, 2007.