Form 10-K
period 2009-12-31
IBF VI GUARANTEED INCOME FUND
filed 2010-03-29
CIK 1077030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Registrant’s telephone number, including area code: (212) 556-2100
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes       ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes      ☐ No NOT APPLICABLE
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes      ☐ No NOT APPLICABLE
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ NOT APPLICABLE
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
On June 7, 2002, IBF and the Funds each filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). IBF Hotel filed its voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court on November 4, 2002. The Debtors’ Chapter 11 cases were consolidated and were jointly administered.
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
Pursuant to oral no-action relief provided by the Office of Chief Counsel, Division of Corporate Finance of the Commission (the “No-Action Relief”), the Company is exempt from the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, pursuant to the No-Action Relief, the Manager is required to issue reports to the Members annually and upon termination of the Company showing the assets and liabilities of the Company at the end of each year and upon termination and the receipts and disbursements of the Manager for each such period and event. The annual reports also will describe the changes in the Company’s assets and liabilities during the reporting period, and any action taken by the Manager during the period in the performance of the Manager’s duties that have not been previously reported. The financial statements contained in such reports will be prepared in accordance with generally accepted accounting principles; however, the financial statements will not be audited by independent public accountants. The annual reports are filed with the Commission under cover of Form 10-K using SLC’s Commission file number. Additionally, the annual report is posted on the Company’s website at www.ibffund.com. Pursuant to the No-Action Relief, these annual reports will not be deemed filed pursuant to Section 13 of the Exchange Act.
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
Property Sales
There were no liquidation events in the calendar year 2009.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties.
The following is a description of the Company’s assets as of December 31, 2009. The Company’s assets were categorized as investments in Operating Businesses, Operating Hotels, Real Estate Development Properties and Securitization Assets, most of these assets have been disposed of as of the filing of the 2008 Form 10-K. Note that the dollar amounts of certain investments set forth herein do not reflect the realizable value of such assets upon disposition, but rather constitute the net investment in such assets made by the Debtors. Many of these assets are subject to risks and many of the loans are in default with the amount of recovery by the Company uncertain. The financial data set forth in Items 6 and 8 below are based on estimates as of December 10, 2003 as adjusted for changes between December 10, 2003 and December 31, 2009. The market for such assets is difficult to determine and is subject to significant changes over time. There can be no assurance that the Company will be successful in disposing of the assets for values approximating those currently estimated by it.
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
Aside from the Default Judgments, as mentioned above the collectability of which is doubtful, there are no other “Operating Businesses” from which the Company can expect to receive additional sums.
     Operating Hotels
Upon the collection of certain sums in 2008, which are more fully described in the 2008 Form 10-K, there are no “Operating Hotels” from which the Company can expect to receive additional sums.
      Real Estate Development Properties
The Company holds the following:
•
a loan in the amount of approximately $13.5 million as of December 31, 2007 to Cat Island Ventures, Ltd. with respect to the property by the name of Anguilla Beach, on Cat Island, Bahamas. Based on the present real estate market the collectability of this note is uncertain, and it is not anticipated that this loan will be collected in full.

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

Item 3. Legal Proceedings.
There is no pending litigation by or against the Company at this time, except as it relates to the Cat Island loan.
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of the Members during the fiscal year ended December 31, 2009.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
There is no public market for the Membership Interests.
Holders
The Membership Interests are not transferable except by will, intestate succession, court order or operation of law. As of December 31, 2009, the Company had 3,234 Members of record.
Item 6. Selected Financial Data.
The unaudited selected financial data of the Company presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Changes In Net Asset Data:
Total revenue	$27,421	$651,509	$2,209,554
Total expenses	153,601	682,226	(2,788,361)
Net Income / (Loss)	(126,180)	(30,717)	(578,807

Balance Sheet Data:
Total assets	$5,732,598	$5,846,997	$8,708,638
Total liabilities	364,763	352,982	233,904

Net assets in liquidation	$5,367,835	$5,494,015	$8,474,734

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The following discussion should be read in conjunction with the Company’s consolidated financial statements appearing elsewhere in this Annual Report.
Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.
Results of Operations
The following describes the Company’s results of operations for the fiscal years ended December 31, 2009, 2008 and 2007.
The Company recorded a net loss of $126,180 in 2009. The net loss resulted from no sales occurring in 2009 while still paying general and administrative expenses. The Company recorded a net loss of $30,717 in 2008. The net loss resulted from no sales occurring in 2008 while still paying general and administrative expenses. The Company recorded a net loss of $578,807 in 2007. The net loss resulted from the loss of the sale of an investment and general and administrative expenses. General and administrative expenses include consultants, legal fees, member communication and other general office expenses.

Net Assets in Liquidation
Net Assets in Liquidation at December 31, 2009 were $5,367,835 as compared to $5,494,015 at December 31, 2008 and $8,474,734 at December 31, 2007. The valuation of Net Assets in Liquidation is based on estimates as of December 10, 2003 as adjusted for changes between December 10, 2003 and December 31, 2009. The actual values realized for assets and settlement of liabilities may differ materially from amounts estimated.
Distributions
During the fiscal year ended December 31, 2009, the Company made no liquidating distributions pursuant to the Plan to the Members. During the fiscal year ended December 31, 2008, the Company made liquidating distributions pursuant to the Plan to the Members of $2.95 million. During the fiscal year ended December 31, 2007, the Company made liquidating distributions pursuant to the Plan to the Members of $8 million. During the fiscal year ended December 31, 2006, the Company made liquidating distributions pursuant to the Plan to the Members of $5 million. During the fiscal year ended December 31, 2005, the Company made a liquidating distribution pursuant to the Plan to the Members of $17 million. During the fiscal year ended December 31, 2004, the Company made a liquidating distribution pursuant to the Plan to the Members of $9,075,187. During the fiscal year ended December 31, 2003, the Company made a liquidating distribution pursuant to the Plan to the Members of $19,210,651.
Dispositions
During the fiscal year ended December 31, 2009, the Company did not dispose of any assets. During the fiscal year ended December 31, 2008, the Company disposed of certain assets, as described in the Distribution Motion included as Exhibit 99.1). During the fiscal year ended December 31, 2007, the Company disposed of certain assets, as described in the Sixth Interim Report Following Effective Date Of Joint Liquidating Plan With Respect To The Debtors (“Sixth Interim Report) (included as Exhibit 99.2) and the Seventh Interim Report Following Effective Date Of Joint Liquidating Plan With Respect To The Debtors (“Seventh Interim Report”) (included as Exhibit 99.3). During the fiscal year ended December 31, 2006, the Company disposed of certain assets, as described in the Fourth Interim Report, the Fifth Interim Report, and the Sixth Interim Report, each of which is incorporated by reference into the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2004. During the fiscal year ended December 31, 2005, the Company disposed of certain assets, as described in the Third Interim Report and the Fourth Interim Report, each of which is incorporated by reference into the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005. During the fiscal year ended December 31, 2004, the Company disposed of certain assets, as described in the Company’s First Interim Report and the Company’s Second Interim Report, each of which is incorporated by reference into the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2004. No assets were sold during the fiscal year ended December 31, 2003.
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

Item 8. Financial Statements and Supplementary Data.
IBF Fund Liquidating LLC
Consolidated Statement of Net Assets (Liquidation Basis)
December 31, 2009, 2008 and 2007
(Unaudited)

	2009	2008	2007
ASSETS:
Cash	$880,920	$995,569	$1,609,293
Accounts Receivable			247,917
Indemnity Escrow Receivable			1,000,000
Investments
Investment in Operating Businesses			1,000,000
Investment in Operating Hotels		—	—
Investment in Real Estate Development Properties	4,525,358	4,525,358	4,525,358
Investment in Securitization Assets	74,988	74,988	74,988
Investment in Collection Assets	—	—	—
Total Investments	4,600,346	4,600,346	5,600,346

Miscellaneous Assets	251,332	251,082	251,082

Total Assets	5,732,598	5,846,997	$7,708,638

LIABILITIES:
Current Liabilities:
Accounts Payable	$179,609	$178,309	$133,904
Accrued Expenses — Professional Fees	185,154	174,673	100,000

Total Current Liabilities	364,763	352,982	233,904

Long-Term Liabilities:
Promissory Notes	—	—	—
Accrued Liabilities	—	—	—

Total Long-Term Liabilities	—	—	—
Equity:
Member Interest in LLC	9,094,782	9,094,782	12,044,784
Dividend	(42,019)	(42,019)	(42,019)
Retained earnings	(3,558,748)	(3,528,031)	(2,949,224)
Net Income / (Loss)	(126,180)	(30,717)	(578,807)
Total Equity	5,367,835	5,494,015	7,474,734

Total Liabilities and Equity	5,732,598	$5,846,997	$7,708,638

The accompanying notes to the Consolidated Financial Statements are an integral part of these financial statements.

IBF Fund Liquidating LLC
Consolidated Statement of Cash Flows
For the Fiscal Years Ended
December 31, 2009, 2008 and 2007
(Unaudited)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Cash flow from operating activities before reorganization items:
Cash paid to vendors	$(34,141)	$(75,671)	$(60,954)
Payroll and Benefits		—	—
Net cash (used) by operating activities before reorganization items

Before Reorganization Items		(75,671)	(60,954)

Cash flows from reorganization items:
Additional Investments		(9,901)	(669,605)
Return on Investments	18,621	2,310,934	11,362,342
Collection of Litigation Claims		500,000	200,000
Interest Earned on Accumulated Cash		31,161	62,645
Interest Earned on Investments	8,800	17,232	—
Liquidating Distribution		(2,956,704)	(8,093,754)
Professional Fees for Services Rendered	(107,939)	(430,775)	(2,787,549)

Net cash (used) by reorganization items	(80,518)	(538,053)	74,079

Net cash (used) by operating activities	(114,649)	(613,724)	13,125

Net Income (decrease) in cash and cash equivalents	(114,649)	(613,724)	13,125
Cash and cash equivalents at beginning of period	995,569	1,609,293	1,596,168

Cash and cash equivalents at end of period	$880,920	$995,569	$1,609,293

The accompanying notes to the Consolidated Financial Statements are an integral part of these financial statements

IBF Fund Liquidating LLC
Consolidated Statement of Profit and Loss
For the Fiscal Years Ended
December 31, 2009, 2008 and 2007
(Unaudited)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Income:
Gain on Sale of Investment	$18,621	$603,116	$2,146,909
Interest Income	8,800	48,393	62,645

Total income	27,421	651,509	2,209,554

Expense:
Professional Fees	152,264	612,563	2,773,126
Office Expense	1,337	19,663	15,235
Payroll and Benefits		—	—
Loss on Sale of Investment		—	—

Total expense	153,601	682,226	2,788,361

Total income/(loss)	$(126,180)	$(30,717)	$(578,807)

The accompanying notes to the Consolidated Financial Statements are an integral part of these financial statements.

IBF FUND LIQUIDATING LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION
The asset values reflected on the Consolidated Statement of Net Assets are based on valuations performed as of December 10, 2003, as adjusted by operating activities from December 19, 2003 through December 31, 2009. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.
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
3. SALES OF ASSETS
During the year ended December 31, 2009, the Company did not dispose of any assets.
4. LIQUIDATING DISTRIBUTIONS
In 2009, the Company made no liquidating distribution to the Members.

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

Item 11. Executive Compensation.
Arthur J. Steinberg(1)
No legal fees and expenses were paid to King & Spalding LLP and Kaye Scholer LLP in 2009. Legal fees and expenses paid to Kaye Scholer LLP for the fiscal years ended December 31, 2008, 2007 and 2006 were $345,716, $2,641,141 and $1,889,531, respectively.< /div>

(1)
Mr. Steinberg is serving as ICA Trustee and the Manager of the Company and, when appropriate, as a lawyer. Mr. Steinberg is charging $500 per hour for services in his capacity as ICA Trustee pursuant to discussions with the Staff of the Commission. For all other work, he is charging his customary rate of $875 per hour, which rate is subject to periodic adjustment. Because in many instances it would be difficult to allocate between the two categories of services, Mr. Steinberg’s time has been allocated using a formula of 40% lawyer-time and 60% ICA Trustee-time. In most instances, Mr. Steinberg serves solely as lawyer, which would be at the higher rate, but this methodology was proposed to avoid the burdensome and time consuming exercise of providing a more exact allocation.

(2)
The Company’s accountant, CBIZ Mahoney Cohen, was paid $107,939 in 2009. Other fees will be paid upon fee applications of such professionals at the completion of the ICA Trustee’s management of the Company.

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
Item 13. Certain Relationships and Related Transactions.
No legal fees and expenses were paid to King & Spalding LLP or Kaye Scholer LLP in 2009. Legal fees and expenses paid to Kaye Scholer LLP for the fiscal years ended December 31, 2008, 2007 and 2006 were $345,716, $2,641,141 and $1,889,531, respectively. Mr. Steinberg, appointed ICA Trustee and the Manager and Liquidating Agent of the Company, is a partner at King & Spalding LLP. Prior to joining King & Spalding LLP, Mr. Steinberg was a partner at Kaye Scholer LLP and was a member of the firm’s restructuring group since 1979.
Item 14. Principal Accountant Fees and Services.
The Company did not employ independent accountants to perform an audit of the financial statements contained in this Annual Report.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1)(2) The following financial statements are filed as part of this Annual Report pursuant to Item 8 hereof, together with the notes thereto:
•	The Company’s Consolidated Statement of Cash Flows for the fiscal years ended December 31, 2009, December 31, 2008, December 31, 2007 and December 31, 2006; and

•	The Company’s Consolidated Statement of Profit and Loss for the fiscal years ended December 31, 2008, December 31, 2007, December 31, 2006, December 31, 2005 and December 31, 2004.

•	The Company’s Consolidated Statement of Net Assets as of December 31, 2007, December 31, 2006, December 31, 2005, December 31, 2004 and December 31, 2003;

•	The Company’s Consolidated Statement of Cash Flows for the fiscal years ended December 31, 2007, December 31, 2006, December 31, 2005 and December 31, 2004; and

•	The Company’s Consolidated Statement of Profit and Loss for the fiscal years ended December 31, 2007, December 31, 2006, December 31, 2005, December 31, 2004 and December 31, 2003.
(3) Exhibits
2.1
First Amended Joint Liquidating Plan of Reorganization with Respect To InterBank Funding Corp., IBF Collateralized Finance Corporation, IBF VI — Secured Lending Corporation and IBF Premier Hotel Group, Inc., declared effective by the United States Bankruptcy Court for the Southern District of New York by order dated August 14, 2003 and declared effective on December 10, 2003*

2.2	IBF Fund Liquidating LLC Operating Agreement, dated September 24, 2003, by and among IBF Fund Liquidating LLC and each person who becomes a Member of the Company pursuant to the Plan*

10.1	Letter Agreement, dated as of February 18, 2005, among IBF Fund Liquidating LLC, Charles T. Verde and Cynthia Davis**

10.2	Asset Purchase Agreement, dated as of February 22, 2005, among IBF Fund Liquidating LLC and IBF V-Alternative Investment Holdings, LLC**

10.3	Amended and Restated Acquisition Agreement and Plan of Merger, dated as of November 10, 2005, among IBF Fund Liquidating LLC, U.S. Mills, Inc., USM Acquisition Sub, Inc. and Sunset Brands, Inc.***

10.4	Investor Rights Agreement, dated as of November 10, 2005, between the Company and Sunset Brands, Inc.†

10.5	Escrow Agreement, dated as of November 10, 2005, among the Company, Sunset Brands, Inc., U.S. Mills, Inc. and Continental Stock Transfer & Trust Company, as escrow agent.†

10.6	12% Secured Convertible Debenture in the original principal amount of $5,000,000 issued by Sunset Brands, Inc. to the Company.***

10.7	Warrants to purchase 4,200,000 shares of common stock of Sunset Brands, Inc.***

10.8	Warrants to purchase 2,173,913 shares of common stock of Sunset Brands, Inc.***

10.9	Registration Rights Agreement, dated as of November 10, 2005, between Sunset Brands, Inc. and the Company.†

10.10	Senior Subordinated Note in the original principal amount of $1,000,000, executed by Sunset Brands, Inc. and U.S. Mills, Inc. in favor of the Company.†

10.11	Senior Subordinated Note in the original principal amount of $5,000,000, executed by Sunset Brands, Inc. and U.S. Mills, Inc. in favor of the Company.†

10.12	Security Agreement, dated as of November 10, 2005, among Sunset Brands, Inc., U.S. Mills, Inc. and the Company.†

10.13	Stock Pledge Agreement, dated as of November 10, 2005, between Sunset Brands, Inc. and the Company.†

10.14	Intellectual Property Security Agreement, dated as of November 10, 2005, among Sunset Brands, Inc., U.S. Mills, Inc. and the Company.†

10.15	Master Subordination and Intercreditor Agreement, dated as of November 10, 2005, among CapitalSource Finance LLC, Sunset Brands, Inc., U.S. Mills, Inc. and the Company.†

10.16	Junior Management Fee Subordination Agreement, dated as of November 10, 2005, among Sunset Holdings International, Ltd., Sunset Brands, Inc. and the Company.†

10.17	Junior Security Agreement, dated as of November 10, 2005, among Sunset Brands, Inc., U.S. Mills, Inc. and the Company.†

10.18	Junior Stock Pledge Agreement, dated as of November 10, 2005, between Sunset Brands, Inc. and the Company.†

10.19	Junior Intellectual Property Security Agreement, dated as of November 10, 2005, among Sunset Brands, Inc., U.S. Mills, Inc. and the Company.†

10.20	Junior Subordination and Intercreditor Agreement, dated as of November 10, 2005, among Sunset Brands, inc., U.S. Mills, Inc. and the Company.†

10.21	Assignment of Contract as Collateral Security, dated as of November 10, 2005, between Sunset Holdings International, Ltd. and the Company.†

10.22	Stock Pledge Agreement, dated as of November 10, 2005, between Sunset Holdings International, Ltd. and the Company.†

10.23	Assignment of Loan Documents, dated as of October 23, 2006, by CapitalSource Finance LLC in favor of the Company.††

10.24	Asset Purchase Agreement, dated as of December 21, 2006, between IBF Fund Liquidating LLC and USM Acquisition, LLC.†††

99.1	Motion For An Order (I) Confirming The Timing For Making A Final Distribution Under The Plan (II) Granting Related Relief; Notice Of Proposed Ninth Distribution ††††

99.2	Sixth Interim Report Following Effective Date Of Joint Liquidating Plan With Respect To The Debtors †††

99.3	Seventh Interim Report Following Effective Date Of Joint Liquidating Plan With Respect To The Debtors †††

*	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 30, 2004.

**	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 18, 2005.

***	Incorporated by reference from Sunset Brands, Inc.’s Current Report on Form 8-K filed on November 17, 2005.

†	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 31, 2006.

††	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 3, 2007.

†††	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 16, 2007.

††††	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 31, 2008

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBF FUND LIQUIDATING LLC
By:	/s/ Arthur J. Steinberg
Arthur J. Steinberg, as ICA Trustee
Liquidating Agent and Manager

Dated March 29, 2010

EXHIBIT INDEX

Exhibit No.	Description

2.1	First Amended Joint Liquidating Plan of Reorganization with Respect To InterBank Funding Corp., IBF
Collateralized Finance Corporation, IBF VI — Secured Lending Corporation and IBF Premier Hotel Group,
Inc., declared effective by the United States Bankruptcy Court for the Southern District of New York by
order dated August 14, 2003 and declared effective on December 10, 2003*

2.2	IBF Fund Liquidating LLC Operating Agreement, dated September 24, 2003, by and among IBF Fund Liquidating LLC and each person who becomes a Member of the Company pursuant to the Plan*

10.1	Letter Agreement, dated as of February 18, 2005, among IBF Fund Liquidating LLC, Charles T. Verde and
Cynthia Davis**

10.2	Asset Purchase Agreement, dated as of February 22, 2005, among IBF Fund Liquidating LLC and IBF
V-Alternative Investment Holdings, LLC**

10.3	Amended and Restated Acquisition Agreement and Plan of Merger, dated as of November 10, 2005, among IBF
Fund Liquidating LLC, U.S. Mills, Inc., USM Acquisition Sub, Inc. and Sunset Brands, Inc.***

10.4	Investor Rights Agreement, dated as of November 10, 2005, between the Company and Sunset Brands, Inc.†

10.5	Escrow Agreement, dated as of November 10, 2005, among the Company, Sunset Brands, Inc., U.S. Mills, Inc.
and Continental Stock Transfer & Trust Company, as escrow agent.†

10.6	12% Secured Convertible Debenture in the original principal amount of $5,000,000 issued by Sunset Brands,
Inc. to the Company.***

10.7	Warrants to purchase 4,200,000 shares of common stock of Sunset Brands, Inc.***

10.8	Warrants to purchase 2,173,913 shares of common stock of Sunset Brands, Inc.***

10.9	Registration Rights Agreement, dated as of November 10, 2005, between Sunset Brands, Inc. and the Company.†

10.10	Senior Subordinated Note in the original principal amount of $1,000,000, executed by Sunset Brands, Inc.
and U.S. Mills, Inc. in favor of the Company.†

Exhibit No.	Description

10.11	Senior Subordinated Note in the original principal amount of $5,000,000, executed by Sunset Brands, Inc. and
U.S. Mills, Inc. in favor of the Company.†

10.12	Security Agreement, dated as of November 10, 2005, among Sunset Brands, Inc., U.S. Mills, Inc. and the Company.†

10.13	Stock Pledge Agreement, dated as of November 10, 2005, between Sunset Brands, Inc. and the Company.†

10.14	Intellectual Property Security Agreement, dated as of November 10, 2005, among Sunset Brands, Inc., U.S. Mills,
Inc. and the Company.†

10.15	Master Subordination and Intercreditor Agreement, dated as of November 10, 2005, among CapitalSource Finance LLC, Sunset Brands, Inc., U.S. Mills, Inc. and the Company.†

10.16	Junior Management Fee Subordination Agreement, dated as of November 10, 2005, among Sunset Holdings
International, Ltd., Sunset Brands, Inc. and the Company.†

10.17	Junior Security Agreement, dated as of November 10, 2005, among Sunset Brands, Inc., U.S. Mills, Inc. and the
Company.†

10.18	Junior Stock Pledge Agreement, dated as of November 10, 2005, between Sunset Brands, Inc. and the Company.†

10.19	Junior Intellectual Property Security Agreement, dated as of November 10, 10025, among Sunset Brands, Inc.,
U.S. Mills, Inc. and the Company.†

10.20	Junior Subordination and Intercreditor Agreement, dated as of November 10, 2005, among Sunset Brands, Inc.,
U.S. Mills, Inc. and the Company.†

10.21	Assignment of Contract as Collateral Security, dated as of November 10, 2005, between Sunset Holdings
International, Ltd. and the Company.†

10.22	Stock Pledge Agreement, dated as of November 10, 2005, between Sunset Holdings International, Ltd. and the
Company.†

10.23	Assignment of Loan Documents, dated as of October 23, 2006, by CapitalSource Finance LLC in favor of the
Company.††

10.24	Asset Purchase Agreement, dated as of December 21, 2006, between IBF Fund Liquidating LLC and USM Acquisition, LLC.†††

99.1	Motion For An Order (I) Confirming The Timing For Making A Final Distribution Under The Plan (II) Granting
Related Relief; Notice Of Proposed Ninth Distribution ††††

99.2	Sixth Interim Report Following Effective Date Of Joint Liquidating Plan With Respect To The Debtors †††

99.3	Seventh Interim Report Following Effective Date Of Joint Liquidating Plan With Respect To The Debtors †††

*	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 30, 2004.

**	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 18, 2005.

***	Incorporated by reference from Sunset Brands, Inc.’s Current Report on Form 8-K filed on November 17, 2005.

†	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 31, 2006.

††	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 3, 2007.

†††	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 16, 2007.

††††	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on February 16, 2008